Form 10QSB
period 1996-03-31
CAPITAL MEDIA GROUP LTD
filed 1996-05-15
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended MARCH 31, 1996

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to _____________.

           Commission File No. 33-3443-LA

                           CAPITAL MEDIA GROUP LIMITED
              ----------------------------------------------------
              (exact name of small business issuer in its charter)

            NEVADA                                                87-0453100
- -------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

40 SOUTH AUDLEY STREET, LONDON                                      W1Y5DH
- ----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                 44-171-495-8662
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Transitional Small Business Disclosure Format.  YES [ ]  NO [X]

UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                                            Page
                                                                            ----
Unaudited consolidated balance sheet........................................  1

Unaudited consolidated statement of operations..............................  3

Unaudited consolidated statement of stockholders' equity....................  4

Unaudited consolidated statement of cash flows..............................  6

Notes to the unaudited consolidated financial statements....................  8


UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 1996
                                                         NOTE    MARCH 31,   DECEMBER 31,
                                                                   1996         1995
                                                                 ---------   -----------
                                                                    $           $
ASSETS
Cash                                                             8,368,640    7,537,137
Accounts receivable, net of allowances for doubtful
      accounts of $7,553 (December 31, 1995 - $6,104)            1,517,416      530,515

Inventories                                                         87,604       80,414
Amounts due from shareholders                                        3,536        3,679
Prepaid expenses                                                   310,349      290,299
                                                                ----------   ----------
TOTAL CURRENT ASSETS                                            10,287,545    8,442,044
Investments                                                         34,805       34,805
Intangible assets, net of accumulated amortisation of
$72,487 (December 31, 1995 - $33,272)                              832,532      871,747
Property, plant and equipment, net                         3     3,338,781    1,278,683
                                                                ----------   ----------
TOTAL ASSETS                                                    14,493,663   10,627,279
                                                                ==========   ==========

                                                         NOTE    MARCH 31,   DECEMBER 31,
                                                                   1996         1995
                                                                 ---------   -----------
                                                                    $           $
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 1,412,696      120,004
Accrued expenses                                                   384,132    1,711,050
Amounts due to minority shareholders                               504,820      700,386
                                                                ----------   ----------
TOTAL LIABILITIES                                                2,301,648    2,531,440

COMMITMENTS AND CONTINGENCIES                             4,5

MINORITY INTEREST IN SUBSIDIARIES                                  651,092      673,828
                                                                ----------   ----------
                                                                 2,952,740    3,205,268

STOCKHOLDERS' EQUITY                                       7
Preferred stock - 5,000,000 shares authorised:
$0.001 par value: no shares issued and outstanding

Common stock - 50,000,000 shares authorised:                        -              -
$0.001 par value: 12,446,664 (December 31, 1995 -
      9,326,664) issued and outstanding                             12,663        9,327

Additional paid in capital                                      17,277,651   10,309,314
Subscriptions receivable                                            (5,000)      (5,000)
Cumulative translation adjustment                                    4,412      (59,963)
Accumulated deficit                                             (5,748,803)  (2,831,667)
                                                                ----------   ----------

TOTAL STOCKHOLDERS' EQUITY                                      11,540,923    7,422,011
                                                                ----------   ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                            14,493,663   10,627,279
                                                                ==========   ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                   NOTE                                     PERIOD FROM INCEPTION
                                                           3 MONTHS ENDED  (FEBRUARY 17, 1995) TO
                                                            31, 1996       MARCH 31, 1995
                                                           --------------  ----------------------
                                                           $            $          $      $
Revenue                                                     478,158                 -

Operating costs                                             (3,421,602)             (1,649)
                                                            -----------              ------
Operating loss                                              (2,943,444)             (1,649)

Other income                                                643                     -
Interest income net                                         20,591                  -
                                                            -----------             -------
Loss before taxation                                        (2,922,210)             (1,649)

Tax provision                      2                        (41)                    -
                                                            -----------             -------
Loss after taxation                                         (2,922,251)             (1,649)
Minority interest                                           5,115                   -
                                                            -----------             -------
Net loss                                                    (2,917,136)             (1,649)
                                                            ===========             =======
Net loss per share                                          $(0.25)                 (1,649)
Weighted average shares
   outstanding                                              11,446,131                   1
                                                            ===========             =======



The accompanying notes are an integral part of these unaudited consolidated financial statements.

Results for the period ended March 31, 1995 reflect certain costs of Capital Media (UK) Limited prior to the commencement of trading operations.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                       ADDITIONAL                     CUMULATIVE
                                                        PAID-IN       SUBSCRIPTION    TRANSLATION    ACCUMULATED
                                   COMMON STOCK         CAPITAL        RECEIVABLE     ADJUSTMENT       DEFICIT           TOTAL
                           Shares     $           $              $              $               $                $
Balance at December 31,      9,326,664       9,327     10,309,314        (5,000)       (59,963)      (2,831,667)        7,422,011
1995

Issuance of common stock     3,336,664       3,336      6,968,337              -              -                -        6,971,673

Translation adjustment               -           -              -              -         64,375                -           64,375

Net loss                             -           -              -              -              -      (2,917,136)      (2,917,136)
                            ----------      ------     ----------        -------        -------      -----------      -----------
Balance at                  12,663,328      12,663     17,277,651        (5,000)          4,412      (5,748,803)       11,540,923
March 31, 1996              ==========      ======     ==========        =======        =======      ===========      ===========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION                       ADDITIONAL                        CUMULATIVE
(FEBRUARY 17, 1995) TO                       PAID-IN        SUBSCRIPTION      TRANSLATION    ACCUMULATED
    MARCH 31, 1995        COMMON STOCK       CAPITAL         RECEIVABLE       ADJUSTMENT       DEFICIT          TOTAL
                     Shares      $          $                $                $            $                  $
Issuance of
  common stock at
  inception          1           1          -                (1)              -            -                  -

Net loss             -           -          -                -                -            (1,649)            (1,649)
                   -----       -----      -----             -----           -----          -------            -------
Balance at
March 31, 1996       1           1          -                (1)              -            (1,649)            (1,649)
                   =====       =====      =====             =====           =====          =======            =======

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                                                   PERIOD FROM INCEPTION
                                                     NOTE                          (FEBRUARY 17,1995) TO
                                                               3 MONTHS ENDED          MARCH 31, 1995
                                                               MARCH 31, 1996                    $
                                                                            $
Cash flows from operating activities

Net loss                                                          (2,917,136)              (1,649)
Adjustment to reconcile net loss to net cash
      used in operating activities:
           Depreciation and amortisation                              259,941                    -
           Minority interest                                          (5,115)                    -
           Changes in assets and liabilities
             Increase in inventories                                  (7,190)                    -
             Increase in accounts receivable                        (983,375)                    -
             Increase in prepaid expenses                            (20,253)                    -
             Decrease in accrued expenses and
               accounts payable                                     (167,806)                    -
             Decrease in amounts due to minority
          shareholders                                              (202,788)                    -
                                                                  -----------              -------
Net cash used in operations                                       (4,043,722)              (1,649)

Cash flows from investing activities
Acquisition of property, plant and equipment                      (2,286,814)                    -
                                                                  -----------              -------
Net cash used in investing activities                             (2,286,814)                    -

Cash flows from financing activities
Proceeds from issuance of shares                                    6,971,673                    -
Proceeds from loan from shareholder                                         -               50,000
                                                                  -----------              -------
Net cash provided by financing activities                           6,971,673               50,000

                                                                                   PERIOD FROM INCEPTION
                                                     NOTE                          (FEBRUARY 17,1995) TO
                                                               3 MONTHS ENDED          MARCH 31, 1995
                                                               MARCH 31, 1996                    $
                                                                            $
Net increase in cash                                                  641,137               48,351

Effect of exchange rate movements on cash                             190,366                    -
Cash at start of period                                             7,537,137                    -

Cash at end of period                                               8,368,640               48,351
                                                                  ===========              =======
Supplemental disclosure of cash flow activity:

Cash payments for interest                                              9,469                    -

Cash paid for taxes                                                        41                    -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996

1.    SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

      Principles of consolidation:

      The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries Capital Media (UK) Limited ("CM(UK)") and Onyx Television GmbH ("Onyx") together with its 51% owned subsidiary Tinerama Investment AG ("Tinerama") after the elimination of all significant intercompany balances and transactions.

      The operating results of Tinerama have been included in the consolidated financial statements from the date of acquisition.

      INTERIM ADJUSTMENTS

      The condensed consolidated financial statements as of, and for the periods ended March 31, 1996 and 1995 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1995 Annual Report on Form 10- K. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

      BASIS OF PREPARATION

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    INCOME TAXES

      The income tax provision for the three months ended March 31, 1996 consisted of the following:

                                                                    $
Current tax expense                                                41
Deferred tax expense                                                -
                                                               ------
                                                                    -
                                                               ======

Net operating loss carryforwards give rise to
deferred tax assets as follows:
                                            March 31, 1996    December 31, 1995
                                                  $                  $
Utilised tax losses                            1,437,000            717,000
Valuation allowances                          (1,437,000)          (717,000)
                                              ----------           --------
Total deferred tax assets                          -                   -
                                              ==========           ========

The valuation allowance relates to deferred tax assets established under Statement of Financial Accounting Standard

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996

No. 109 and relate to the unutilised tax losses. These unutilised tax losses, substantially all of which do not expire, will be carried forward to future years for possible utilisation. Because the Company has not yet achieved profitability, it has not recognised the benefit for these unutilised tax losses in the financial statements.

3.    PROPERTY, PLANT AND EQUIPMENT

                                                       March 31, 1996            December 31, 1995
Property, plant and equipment consists of:                          $                            $

Buildings                                                     208,774                      191,550
Fixtures, fittings and equipment                            3,587,409                    1,322,979
                                                            ---------                    ---------
Total property, plant and equipment                         3,796,183                    1,514,529

Less accumulated depreciation                                (457,402)                    (235,846)
                                                            ---------                    ---------
                                                            3,338,781                    1,278,683
                                                            =========                    =========

4.    COMMITMENTS AND CONTINGENCIES

      Transponder

      A bank guarantee for ECU 2,000,000 ($2,513,800 at March 31, 1996 exchange rates) was provided to PTT Telecom on November 30, 1995 in relation to an agreement to lease transponder capacity in order to broadcast a television channel in Germany. At that date the Company was not in a position to support the guarantee and accordingly, in December 1995, certain shareholders of the Company temporarily provided personal guarantees pending the injection of further capital into the Company. The Company is also committed to paying ECU 7,400,000 ($9,301,000 at March 31, 1996 exchange rates) over the next three years for use of the transponder capacity under the terms of the agreement.

      It is anticipated that the Company will replace the personal guarantees with a Company guarantee in the second quarter.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996

4.    COMMITMENTS AND CONTINGENCIES (continued)

      Lease Commitments

      On December 6, 1995 the Company entered into an agreement to lease studio facilities in Germany. Under the terms of the agreement the Company is committed to paying DM 919,000 ($622,500 at March 31, 1996 exchange rates) for the use of these facilities until August 1996.

      The Company had an option to acquire DM 2,600,000 ($1,761,000 at March 31, 1996 exchange rates) of technical equipment. The Company exercised this option in January 1996.

      In January 1996 the Company entered into an agreement to lease uplink capacity. Under the terms of the agreement the Company is committed to paying (pound)735,000 ($1,122,000 at March 31, 1996 exchange rates) for the use of these facilities until January 1999.

5.    LITIGATION

      On 9 May 1996 COM TV Produktion und Vertrieb GmbH ("Com") and Nen TV ("Nen") in relation to their litigation with the Company served Further and Better Particulars of the Defence and Counterclaim, which provide details of matters alleged in the Defence and Counterclaim. The most significant detail given was that COM TV and NEN TV have quantified their demand for damages at DM3,325,438 ($2,252,400 at March 31, 1996 exchange rates) based on their estimate of a 5% share in profits over a five year period. The Company is vigorously contesting this litigation. See the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1995 (the "Form 10-K")for a description of this litigation.

6.    TINERAMA

      Tinerama has an option to acquire up to 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a price of Lei 1,000,000 ($326 at March 31, 1996). The option is valid for a period of six months from the date of finalisation of the 1995 financial statements of the Romanian subsidiaries.

7.    PRIVATE PLACEMENT OFFERING

      In January 1996, 312 Units were sold in a private placement offering at $25,000 per Unit, each Unit consisting of 10,000 shares of common stock and 5,000 warrants, each to purchase one share of common stock at an exercise price of $4.00 per share. In addition, one investor received warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.00 per share. In aggregate, 3,120,000 shares of common stock and 2,560,000 warrants at an exercise price of $4.00 per share were issued, for net proceeds of $6,971,673.

      In February 1996, the placement agent received (i) 216,664 shares of common stock, (ii) warrants to purchase 216,664 shares at an exercise price of $3.125 per share, and (iii) warrants to purchase 500,000 shares at an exercise price of $4.00 per share.

      On completion of the private placement offering on January 31, 1996, further warrants to purchase 1,600,000 shares of common stock at an exercise price of $3.125 per share were issued to certain of the original shareholders of CM(UK).

8.    Warrants

      The Company has the following warrants (all of which expire 36 months from the date of their effective registration) outstanding at March 31, 1996.

Description                                                               Number
Warrants for common stock exercisable at $4.00                         5,200,000
Warrants for common stock exercisable at $3.125                        2,033,328
Warrants for common stock exercisable at $2.50                         2,200,000

             MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO. CERTAIN OF THE DATA CONTAINED HEREIN INCLUDES FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER FROM THE RESULTS ANTICIPATED HEREIN.

RESULTS OF OPERATIONS

      ONYX TELEVISION

Onyx Television GmbH ("Onyx") began transmission on January 6, 1996. The primary expenses incurred to date in operating the television station were programming costs, broadcast studio expenses, transmission expenses, employee salaries and general and administrative expenses.

Advertising sales have been slower than were anticipated during the first quarter, due to the fact that Onyx has taken longer than projected to establish itself in the advertising market. This results in part from delays in obtaining distribution through cable networks, most notably in North Rhine Westphalia, where the Company has not yet received distribution rights through this date; although the Company has been advised that it will receive distribution into approximately 1.5 million cable homes by the end of the year. However, there can be no assurance that Onyx will receive such distribution rights. Total revenue from advertising sales and commission on direct response television advertising has amounted to $36,000 during the first quarter of 1996. At April 30, 1996, Onyx's television signal was available in 2,680,740 cable homes.

The Company believes Onyx's product has been well received within the broadcasting industry, and amongst advertisers and consumers and that prospects for advertising sales during the remainder of the year will be stronger than they were during the first quarter of 1996, although there can be no assurance that this will occur. For this reason, the Company believes that Onyx will meet the initial estimates of operating losses in the first year of operation of $8 million. As a result, the Company believes that its current funding allocated to Onyx will be sufficient for operations through 1997. However, if advertising revenues do not increase to projected levels, the loss for 1996 will be larger than projected. Moreover, the Company's estimates of expenses might be underestimated. See "Item 1. Business" in the Form 10-K.

Onyx has entered into several commitments in connection with its operations. In connection with production, editing and post-production requirements, Onyx has entered into leases for facilities at Dortmund and Ingleheim, Germany at an annual cost of approximately DM919,000 ($642,105) and DM1,500,000 ($1,060,000),
respectively. Onyx is currently seeking an arrangement for long term studio and production facilities. No arrangements have been entered into to date. Additionally, the Company will seek subsidies from local government officials regarding these facilities. There can be no assurance that such subsidies will be available.

Further, for the transmission of the television channel via satellite, a transponder has been secured at a cost of $2,915,000 for the first year ended November 1996. Capital Media (UK) Limited("CM (UK)") must provide a guaranty of one year's lease payment for this obligation. At present, this guaranty is provided by certain shareholders in the Company. During the second quarter, it is anticipated that CM (UK) will replace this guaranty with its own.

In January 1996, the Company entered into an agreement to lease uplink capacity until January 1999, at the cost of approximately $360,000 per year. The Company will provide a guaranty of one year's lease payment for this obligation.

      TINERAMA

CM (UK) holds a controlling interest in Tinerama Investments AG, a company holding a 51% interest in the Tinerama Companies, a group of five media-related companies based in Bucharest, Romania. During the quarter ended 31 March 1996, each of the Tinerama Companies continued to operate at either at a break-even level or at a small loss.

The expenses incurred in the operation of the Tinerama Companies are primarily paper costs and employee salaries. In addition, Tinerama expects to incur expenses in connection with the improvement of the overall quality of its publications and in the middle-term formation of an advertising sales department. Further, the possibility of high inflation exists in a recently privatised economy such as Romania.

Tinerama Investments AG has an option to acquire up to 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for Lei 1,000,000 ($326 at March 31, 1996). The option is valid for a period of six months from the date of finalization of the 1995 financial statements of the Romanian subsidiary companies.

      BLINK TV

CM (UK) is also launching Blink TV. Blink TV will provide lifestyle programming on large video screens at concert events. CM (UK)'s share of the capital required to fund Blink TV is estimated to be $400,000. CM (UK) has provided $75,000 for working capital requirements. Fifty percent of such amount will be repaid to CM (UK) by RCL Communications Ltd. There can be no assurance CM (UK) will have the funds available to make the full investment or that such investment will be consummated.

      HARMONY

On April 30, 1996, Capital Media announced that it had signed a letter of intent (the "Letter of Intent") together with Unimedia SA (an affiliate of the Company) to jointly acquire, for an aggregate of $21 million, Harmony Holdings Inc. ("Harmony"), a Los Angeles-based television commercial and video production company with production offices in Los Angeles and New York. Pursuant to the Letter of Intent, Capital Media would acquire 66-2/3% of Harmony through the issuance of an amount of shares of its Common Stock based on the average share price over a period of five trading days prior to Harmony's shareholders' approval, and Unimedia SA would acquire 33-1/3% of Harmony for cash. Due diligence is currently being undertaken in relation to the proposed acquisition. Completion of this acquisition is subject to various conditions, including the execution of definitive agreements and approval of Harmony's shareholders.

The ownership, development and operation of media interests, including television and radio stations, television production facilities and publishing requires substantial capital investment. In addition to the risks set forth herein, CM (UK) anticipates that substantial additional capital will be required if CM (UK) pursues a growth strategy. Sources of additional capital may include debt and equity financing at the subsidiary level, the possible sale of a portion of a subsidiary and additional debt and equity financing at the Company level. CM (UK)'s ability to obtain institutional debt financing may be limited because it does not conduct operations directly, may have no significant source of cash flow available for debt service and is a newly formed entity with a limited operating history. If required financing is unavailable, CM (UK) may not be able to further develop its existing business or acquire other business.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

ENGLISH PROCEEDINGS BETWEEN CM (UK), COM TV PRODUCTION UND VERTRIEB GMBH ("COM TV") AND NEN TV LIMITED ("NEN TV")

CM (UK) is engaged in dispute with COM TV and NEN TV in the High Court of Justice, Queen's Bench Division in the United Kingdom, seeking a declaration that the heads of agreement dated March 9, 1995 ("the Heads of Agreement") and the letter of agreement dated March 31, 1995 (collectively, "the TV Agreements") entered into by CM (UK), COM TV and John Garman, were discharged upon breach by COM TV.

On November 24, 1995, COM TV and NEN TV filed a Defence and Counter claim in response to CM (UK)'s Writ and Statement of Claim. In Defence and Counter claim, COM TV and NEN TV denied that they are in breach of the TV Agreements. In May 1996, COM TV and NEN TV served Further and Better Particulars of the Defence and Counterclaim, which provide details of matters alleged in the Defence and Counterclaim. The most significant detail given is that COM TV and NEN TV have quantified their estimated damages at DM 3,325,438.10, based on their estimate of 5% of profits of Onyx over a 5 year period.

CM (UK) has filed a Reply and Defence to Counter claim and CM (UK) believes the Defence and Counter claim to be without merit and intends to vigorously contest the same. There can be no assurance, however, as to the outcome of this claim.

ITEM 2.              CHANGE IN SECURITIES

None

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter covered by this report

ITEM 5.              OTHER INFORMATION

The Company is currently proceeding with its proposed redomestication from Nevada to Bermuda.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15 day of May, 1996.

                                        CAPITAL MEDIA GROUP LIMITED

                                        By: /s/ CHARLES KOPPEL
                                           -------------------------------------
                                           Charles Koppel, President and
                                           Chief Executive Officer