Form 10QSB
period 1996-06-30
CAPITAL MEDIA GROUP LTD
filed 1996-08-19
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1996

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

         Commission File No. 0-21051

                           CAPITAL MEDIA GROUP LIMITED
              ----------------------------------------------------
              (exact name of small business issuer in its charter)

            NEVADA                                             87-0453100
  -------------------------------                          ------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

  25 JAMES STREET, LONDON                                         W1M 5HY
  -------------------------                                 -----------------
  (Address of principal executive offices)                     (Zip Code)

                                 44-171-224-4141
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Transitional Small Business Disclosure Format.  YES [ ]  NO [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Unaudited financial statements for the quarter and six months covered by this report are attached hereto as required by item 310(b) of Regulation S-B.

                                                 CAPITAL MEDIA GROUP LIMITED


UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                CAPITAL MEDIA GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                                                  8

                                                              JUNE 30,       DECEMBER 31,
                                                NOTE              1996               1995
                                                ----          --------       ------------
                                                                     $                  $
ASSETS
Cash                                                          4,331,836        7,537,137
Accounts receivable, net of allowances for
  doubtful accounts of $5,350 (December 31,
  1995 - $6,104)                                  4           2,046,867          530,515
Inventories                                                      81,861           80,414
Amounts due from shareholders                                         -            3,679
Prepaid expenses                                                226,463          290,299
                                                             ----------       ----------
TOTAL CURRENT ASSETS                                          6,687,027        8,442,044
Investments                                                           -           34,805
Intangible assets, net of accumulated
  amortisation of $123,489 (December 31, 1995
  - $33,272)                                                    889,447          871,747
Property, plant and equipment, net                3           3,471,692        1,278,683
                                                             ----------       ----------
TOTAL ASSETS                                                 11,048,166       10,627,279
                                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                              2,033,930          120,004
Accrued expenses                                                407,908        1,711,050
Amounts due to minority shareholders                            474,221          700,386
                                                             ----------       ----------
TOTAL LIABILITIES                                             2,916,059        2,531,440

COMMITMENTS AND CONTINGENCIES                   5,6                   -                -

MINORITY INTEREST IN SUBSIDIARIES                               613,873          673,828
                                                             ----------       ----------
                                                              3,529,932        3,205,268
                                                             ----------       ----------

STOCKHOLDERS' EQUITY                              8
Preferred stock - 5,000,000 shares authorised:
$0.001 par value: no shares issued and
  outstanding                                                         -                -
Common stock - 50,000,000 shares authorised:
$0.001 par value 12,663,328 (December 31, 1995
  - 9,326,664) issued and outstanding                            12,663            9,327
Additional paid in capital                                   17,117,651       10,309,314
Subscriptions receivable                                         (5,000)          (5,000)
Cumulative translation adjustment                               173,412          (59,963)
Accumulated deficit                                          (9,780,492)      (2,831,667)
                                                             ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                                    7,518,234        7,422,011
                                                             ----------       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                       11,048,166       10,627,279
                                                             ==========       ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                                    CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                     PERIOD
                                                                                       FROM
                                                                                  INCEPTION
                                         3 MONTHS     6 MONTHS       3 MONTHS     (FEBRUARY
                                            ENDED        ENDED          ENDED  17, 1995) TO
                                         JUNE 30,     JUNE 30,       JUNE 30,      JUNE 30,
                               NOTE          1996         1996           1995          1995
                               ----    ----------   ----------       --------      --------
                                                $            $              $             $
Revenue                                   481,647      959,805              -             -

Operating costs                        (4,676,058)  (8,097,660)       (59,029)      (60,685)
                                       ----------   ----------       --------      --------
Operating loss                         (4,194,411)  (7,137,855)       (59,029)      (60,685)

Other income                               18,837       19,480              -             -
Interest income net                       107,205      127,796              -             -
                                       ----------   ----------       --------      --------
Loss before taxation                   (4,068,369)  (6,990,579)       (59,029)      (60,685)

Tax provision                   2            (539)        (580)             -             -
                                       ----------   ----------       --------      --------

Loss after taxation                    (4,068,908)  (6,991,159)       (59,029)      (60,685)

Minority interest                          37,219       42,334              -             -
                                       ----------   ----------       --------      --------
Net loss                               (4,031,689)  (6,948,825)       (59,029)      (60,685)
                                       ==========   ==========       ========      ========

Net loss per share                         ($0.32)      ($0.58)      ($59,029)     ($60,685)

Weighted average
  shares outstanding                   12,663,328   12,054,730              1             1
                                       ==========   ==========       ========      ========


Results for the period ended June 30, 1995 reflect certain costs of Capital Media (UK) Limited prior to the commencement of operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                    CAPITAL MEDIA GROUP LIMITED


UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                       ADDITIONAL                  CUMULATIVE
SIX MONTHS ENDED                                          PAID-IN SUBSCRIPTION    TRANSLATION      ACCUMULATED
JUNE 30, 1996                     COMMON STOCK            CAPITAL   RECEIVABLE     ADJUSTMENT          DEFICIT       TOTAL
- ----------------            -----------------------    ---------- ------------    -----------      -----------  ----------
                                SHARES            $             $            $              $                $           $
Balance at December 31,
  1995                       9,326,664        9,327    10,309,314       (5,000)       (59,963)      (2,831,667)  7,422,011

Issuance of common stock     3,336,664        3,336     6,968,337            -              -                -   6,971,673

Translation adjustment               -            -             -            -        233,375                -     233,375

Commission paid on shares
  issued                             -            -      (160,000)           -              -                -    (160,000)

Net loss                             -            -             -            -              -       (6,948,825) (6,948,825)
                            ----------       ------    ----------       ------        -------       ----------   ---------

Balance at
  June 30, 1996             12,663,328       12,663    17,117,651       (5,000)       173,412       (9,780,492)  7,518,234
                            ==========       ======    ==========       ======        =======       ==========   =========


PERIOD FROM INCEPTION                                  ADDITIONAL                  CUMULATIVE
(FEBRUARY 17, 1995)                                       PAID-IN SUBSCRIPTION    TRANSLATION      ACCUMULATED
TO JUNE 30, 1995                  COMMON STOCK            CAPITAL   RECEIVABLE     ADJUSTMENT          DEFICIT       TOTAL
- ---------------------       -----------------------    ---------- ------------    -----------      -----------  ----------
                                SHARES            $             $            $              $                $           $
Issuance of common stock
  at inception                       1            1             -           (1)             -                -           -

Translation adjustment               -            -             -            -          1,172                -       1,172

Net loss                             -            -             -            -              -          (60,685)    (60,685)
                            ----------       ------    ----------       ------        -------       ----------   ---------

Balance at
  June 30, 1995                      1            1             -           (1)         1,172          (60,685)    (59,513)
                            ==========       ======    ==========       ======        =======       ==========   =========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                    CAPITAL MEDIA GROUP LIMITED


UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                            PERIOD FROM
                                                                              INCEPTION
                                                                6 MONTHS      (FEBRUARY
                                                                   ENDED    17,1995) TO
                                                                JUNE 30,       JUNE 30,
                                                                    1996           1995
                                                              ----------    -----------
                                                                       $              $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                      (6,948,825)       (60,685)
Adjustment to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortisation                                498,047            284
    Minority interest                                            (59,955)             -
    Changes in assets and liabilities
      Increase in inventories                                     (1,447)             -
      Increase in accounts receivable                         (1,544,448)        (7,848)
      Decrease in prepaid expenses                                63,770              -
      Increase in accrued expenses and
        accounts payable                                       1,096,621              -
      Decrease in amounts due to minority
        shareholders                                            (288,196)             -
                                                              ----------        -------
NET CASH USED IN OPERATIONS                                   (7,184,433)       (68,249)
                                                              ----------        -------
CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property, plant and equipment                  (2,676,821)        (6,751)
Acquisition of intangible assets                                (118,805)             -
Proceeds on the sale of investments                               34,805              -
                                                              ----------        -------
NET CASH USED IN INVESTING ACTIVITIES                         (2,760,821)        (6,751)
                                                              ----------        -------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of shares                               6,971,673              -
Commission paid on issuance of shares                           (160,000)             -
Proceeds from loan from shareholder                                    -        150,000
                                                              ----------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      6,811,673        150,000
                                                              ----------        -------

NET (DECREASE)/INCREASE IN CASH                               (3,133,581)        75,000

Effect of exchange rate movements on cash                        (71,720)         1,172
Cash at start of period                                        7,537,137              -
                                                              ----------        -------
Cash at end of period                                          4,331,836         76,172
                                                              ==========        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:


Cash payments for interest                                             -              -
Cash paid for taxes                                                  580              -


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                    CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries Capital Media (UK) Limited ("CM(UK)"), Blink TV Limited and Onyx Television GmbH ("Onyx") together with its 51% owned subsidiary Tinerama Investment AG ("Tinerama") after the elimination of all significant intercompany balances and transactions.

       The operating results of Tinerama have been included in the consolidated financial statements from the date of acquisition.

       INTERIM ADJUSTMENTS

       The condensed consolidated financial statements as of, and for the periods ended, June 30, 1996 and 1995 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

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

2.      INCOME TAXES

       The income tax provision consisted of the following:

                                                         6 MONTHS      3 MONTHS
                                                            ENDED         ENDED
                                                         JUNE 30,      JUNE 30,
                                                             1996          1996
                                                         --------      --------
                                                                $             $
       Current tax expense                                    580           539
       Deferred tax expense                                     -             -
                                                              ---           ---
                                                              580           539
                                                              ===           ===

                                                    CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.     INCOME TAXES (CONTINUED)

       Net operating loss carryforwards give rise to deferred tax assets as follows:
                                                      JUNE 30,     DECEMBER 31,
                                                          1996             1995
                                                      --------     ------------
                                                             $                $
       Unutilised tax losses                         2,445,000          717,000
       Valuation allowances                         (2,445,000)        (717,000)
                                                    ----------         --------
       Total deferred tax assets                             -                -
                                                    ==========         ========

       The valuation allowance relates to deferred tax assets established under Statement of Financial Accounting Standard No. 109 and relate to the unutilised tax losses. These unutilised tax losses, substantially all of which do not expire, will be carried forward to future years for possible utilisation. Because the Company has not yet achieved profitability, it has not recognised the benefit for these unutilised tax losses in the financial statements.

3.      PROPERTY, PLANT AND EQUIPMENT

                                                      JUNE 30,     DECEMBER 31,
       Property, plant and equipment consists of:         1996             1995
                                                      --------     ------------
                                                             $                $
       Buildings                                       191,550          191,550
       Fixtures, fittings and equipment              3,923,818        1,322,979
                                                     ---------        ---------
       Total property, plant and equipment           4,115,368        1,514,529

       Less accumulated depreciation                  (643,676)        (235,846)
                                                     ---------        ---------
                                                     3,471,692        1,278,683
                                                     =========        =========

                                                    CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.      ACCOUNTS RECEIVABLE
                                                      JUNE 30,     DECEMBER 31,
       Accounts receivable comprise:                      1996             1995
                                                      --------     ------------
                                                             $                $
       Trade receivables                               142,337           58,917
       VAT receivables                               1,209,435          113,722
       Other debtors receivable within 1 year           70,467           65,134
       Other debtors receivable after 1 year           624,628          292,742
                                                     ---------          -------
       Total                                         2,046,867          530,515
                                                     =========          =======

       VAT receivables arise substantially in Germany, and the Directors believe they will be largely recovered in the quarter ended 30 September, 1996.

5.      COMMITMENTS AND CONTINGENCIES

       TRANSPONDER

       A bank guarantee for ECU 2,000,000 ($2,495,400 at June 30, 1996 exchange rates) was provided to PTT Telecom on November 30, 1995 in relation to an agreement to lease transponder capacity in order to broadcast a television channel in Germany. At that date the Company was not in a position to support the guarantee and accordingly, in December 1995, certain shareholders of the Company temporarily provided personal guarantees pending the injection of further capital into the Company. The Company is also committed to paying ECU 7,400,000 ($9,232,980 at June 30, 1996 exchange rates) over the next three years for use of the transponder capacity under the terms of the agreement.

       In accordance with its obligations, the Company will be replacing the existing guarantee with alternative arrangements and will be required to provide appropriate security for this purpose.

       LEASE COMMITMENTS

       On December 6, 1995 the Company entered into an agreement to lease studio, post production and editing facilities in Germany. Under the terms of the agreement the Company is committed to paying DM 991,000 ($651,000 at June, 30, 1996 exchange rates) for the use of these facilities until February 1997.

       In January 1996 the Company entered into an agreement to lease uplink capacity. Under the terms of the agreement the Company is committed to paying (pound sterling)735,000 ($1,142,000 at June 30, 1996 exchange rates) for the use of these facilities until January 1999.

       The Company has also entered into leases for studio and office space in Germany and the UK, expiring between 1997 and 2002 at an annualised cost of $309,000 (at June 30 exchange rates).

6.      LITIGATION

       On May, 9 1996 Com TV Produktion und Vertrieb GmbH ("Com") and Nen TV ("Nen") in relation to their litigation with the Company served Further and Better Particulars of the Defence and Counterclaim, which provide details of matters alleged in the Defence and Counterclaim. The most significant detail given is that Com and Nen have quantified their estimated damages at DM3,325,438 ($2,252,400 at March 31, 1996 exchange rates) based on a 5% share in profits over a five year period.

                                                    CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       The Company has filed a Reply and Defence to the Counterclaim and believes that the Counterclaim is without merit and intends to vigorously contest the same. There can be no assurance, however, as to the outcome of this claim.

7.     TINERAMA

       Tinerama has an option to acquire up to 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a price of Lei 1,000,000 ($325 at June 30, 1996). The option is valid for a period of six months from the date of finalisation of the 1995 financial statements of the Romanian subsidiaries (June 7, 1996). TIAG has formally confirmed its intention to exercise its option to acquire the full 10%.

8.     WARRANTS

       The Company has the following warrants (all of which expire 36 months from the date of their effective registration) outstanding at June 30, 1996.

        DESCRIPTION                                                   NUMBER
        -----------                                                   ------
        Warrants for common stock exercisable at $4.00               5,200,000
        Warrants for common stock exercisable at $3.125              2,033,328
        Warrants for common stock exercisable at $2.50               2,200,000

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO. CERTAIN OF THE DATA CONTAINED HEREIN INCLUDES FORWARD-LOOKING INFORMATION AND RESULTS COULD DIFFER FROM THAT SET FORTH BELOW. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR 1995 (THE "FORM 10-K") AND QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996 (THE "FORM 10-Q").

RESULTS OF OPERATIONS

       ONYX TELEVISION

Onyx began transmission on January 6, 1996. The primary expenses incurred in operating a television station are programming costs, broadcast studio expenses, transmission expenses, employee salaries and general and administrative expenses. During the first half of 1996, Onyx has operated within management's initial projections of operating costs.

However, advertising sales during the first half of 1996 have continued to be slower than initially forecast. Total revenue from advertising sales and commission on direct response television advertising has been substantially less than anticipated. This reflects the fact that Onyx has taken longer than projected to establish itself in the advertising market, in part, because of delays in obtaining more extensive distribution of its channel on various German cable networks.

Onyx has recently been informed that it will obtain increased distribution in Nord Rhein Westphalia. This will bring Onyx's total distribution to approximately five million cable and satellite households. Management forecasts that distribution will exceed 7.0 million cable and satellite homes by the end of 1996.

Management believes that distribution is key to achieving success in the advertising sales market. The Company believes that five million households represents a `critical mass' of homes which can be marketed to advertisers. The Company also believes that Onyx's broadcast product has been well received within the broadcasting industry, and amongst advertisers and consumers. This response has been reinforced by the launch of additional show formats and an increase in the use of interstitial presenters.

For these reasons, the Company believes that prospects for advertising sales during the remainder of the year and in the next financial year are significantly stronger. Notwithstanding this, the Company believes that Onyx's operating losses in the first year of operation will be in the region of $12 million, exceeding initial estimates of $8 million. As a result, the Company's funding requirements in respect of Onyx will be correspondingly increased from that anticipated at the beginning of 1996 when the station was launched. Management believes that operating losses in 1997 are likely to be in line with initial expectations of $4 million. However, it is not certain that either operating loss or funding requirement projections will be met. Moreover, such estimates have not been reviewed or audited by an independent third party and might be underestimated. See discussion on "Liquidity and Capital Resources" below.

Onyx Television has recently moved its principal operations from Studio Dortmund to Television Communication Center, Dortmund. This move will substantially enhance Onyx's production capabilities. In Dortmund, Onyx Television has entered into several commitments in connection with production, editing and post-production requirements and studio and office facilities. The annualised cost of these commitments is approximately DM1,968,000 ($1,293,000). In addition, Onyx leases facilities and equipment in Ingleheim, Germany at an annualised cost of approximately DM1,500,000 ($1,060,000).

Further, for the transmission of the television channel via satellite, a transponder has been secured at a cost of $2,800,000 for the first year. In the case of the transponder, Capital Media (UK) Limited("CM (UK)") must provide a guaranty of one year's lease payment for this obligation. At present, this guaranty is provided by certain shareholders in the Company. See Note 5 to Notes to Unaudited Consolidated Financial Statements.

In January 1996, the Company entered into an agreement to lease uplink capacity until January 1999, at the cost of approximately $360,000 per year. The Company has provided a guaranty of one year's lease payment for this obligation.

The Company has entered into a heads of agreement with Viva Fernsehen GMBH & Co KG ("VIVA") to create a strategic alliance between VIVA and Onyx in Germany. The details of this arrangement are presently being finalized.

       TINERAMA

CM (UK) holds a controlling interest in Tinerama Investments AG (TIAG), a holding company holding a 51% interest in the Tinerama Companies, a group of five media-related companies based in Bucharest, Romania. During the half year ended 30 June 1996, each of the Tinerama Companies continued to operate at either at a break-even level or experienced a small loss.

Towards the end of the half year, there has been a slow-down in the Romanian market for print media which may adversely affect the profitability of Tinerama's publishing interests during the remainder of this financial year. In response to this economic situation, Tinerama intends to introduce new titles in an effort to maintain profitability levels.

TIAG has an option to acquire up to 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a price of Lei 1,000,000 ($325 @ 30 June 1996 exchange rates) from Dr. Max Banush. The option is valid for 6 months from the date of finalisation of the 1995 financial statements (June 7, 1996). TIAG has advised Dr. Banush that it intends to exercise its option to acquire the full 10%. Upon exercise, TIAG will own 61% of the Tinerama Companies.

       BLINK TV

CM (UK) is also launching Blink TV. Blink TV will provide lifestyle programming on large video screens at concert events. Blink is presently 100% owned by CM
(UK). At present, UM(UK) is negotiating with potential funding sources for Blink TV. While there can be no assurance, the Company expects to obtain the funding for Blink TV by selling a portion of the equity in Blink TV. If this funding does not occur, the funding for the development of Blink TV will come from the Company's internal resources. See discussion on "Liquidity and Capital Resources" below.

Blink TV is currently planning the installation of video screens and projection equipment at UK concert venues. At present, contracts have been signed with the four targeted venues and it is anticipated that an agreement will be reached with a fifth venue. Purchase orders have been issued for equipment and installation with a value of approximately (pound sterling)270,000 ($420,000 at 30 June 1996 exchange rates).

In addition to gaining access to the concert venues, Blink must secure the agreement of concert promoters and organisers to provide programming at individual events. At present, 20 dates have been confirmed out of a projected 85 (to the end of 1996). Management believe that they achieve the projected number of broadcasts in 1996, although there are no guarantees that this will be the case.

Blink TV obtains its revenues from the sale of advertising time during its broadcasts. At present, the Company is projecting 1996 revenue from Blink TV of (pound sterling)370,000 ($560,000 at 30 June 1996). Management believes that they will achieve this projection, although there is no guarantee that this will be the case.

       HARMONY

On April 30, 1996, the Company announced that it had signed a non-binding letter of intent together with Unimedia SA ("Unimedia") to jointly acquire Harmony Holdings, Inc. ("Harmony") for a combination of cash and stock. Harmony is a Los Angeles based television commercial and video production company. In July 1996, Harmony terminated the letter of intent and announced that it would complete a transaction with Unimedia, without the Company's involvement. The Company is currently exploring its position with respect to this development.

       LIQUIDITY AND CAPITAL RESOURCES

The Company is currently using its cash reserves more rapidly than had previously been anticipated, due largely to the poorer than expected advertising revenues at Onyx Television and higher than expected capital expenditures. At present, management forecast that the Company will have to raise additional funds during the third or fourth quarter of 1996 if it is to maintain the Company's operations at their present level.

To address this, the Company is currently considering various options for raising additional working capital resources and there have been a number of discussions with a number of parties in this respect. The Company is confident that funding with be forthcoming. However, there can be no guarantee that additional working capital will be available on terms acceptable to the Company. The failure to obtain the additional funding required will have a material adverse impact on the Company's operations.

                                     PART 2

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in several lawsuits relating to the relationship between CM (UK) and John Garman. The background to these lawsuits is provided in the Form 10-K filing.

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

On November 24, 1995, COM TV and NEN TV filed a Defence and Counter claim in response to CM (UK)'s Writ and Statement of Claim. In Defence and Counter claim, COM TV and NEN TV denied that they are in breach of the TV Agreements. Further, COM TV and NEN TV claim damages in an equal amount to the alleged loss of future profits which would have been payable with respect to a 5% shareholding in Onyx Television. COM TV and NEN TV further claim that CM (UK) has used confidential information, documentation, records, research and data provided by COM TV and NEN TV, and that they are entitled to an account of any profits realized by CM
(UK) for use of such items.

CM (UK) has filed a Reply and Defence to Counter claim and CM (UK) believes the counter claim to be without merit and intends to vigorously contest the same. There can be no assurance, however, as to the outcome of this claim.

ITEM 2.       CHANGE IN SECURITIES

None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter covered by this report

ITEM 5.       OTHER INFORMATION

The Company intends to complete its proposed redomestication from Nevada to Bermuda in the near future.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

27 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19TH day of August, 1996.

                               CAPITAL MEDIA GROUP LIMITED

                               By:/S/ CHARLES KOPPEL
                                 -----------------------------
                                 Charles Koppel, President and
                                 Chief Executive Officer