Form 10-Q
period 1996-09-30
CAPITAL MEDIA GROUP LTD
filed 1996-11-19
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1996

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 0-21051



                          CAPITAL MEDIA GROUP LIMITED
   -------------------------------------------------------------------------
              (exact name of small business issuer in its charter)



           Nevada                                           87-0453100
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

       25 James Street, London                               WIM 5HY
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]


          Transitional Small Business Disclosure Format. YES [ ] NO [X]

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


Unaudited financial statements for the quarter and the nine months covered by this report are attached hereto by item 310(b) of Regulation S-B.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996






Unaudited condensed consolidated balance sheet                                3


Unaudited condensed consolidated statement of operations                      4


Unaudited consolidated statement of stockholders' equity                      5


Unaudited condensed consolidated statement of cash flows                      6


Notes to the unaudited consolidated financial statements                      7

CAPITAL MEDIA GROUP LIMITED
UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996


                                                         NOTE                    SEPTEMBER 30      DECEMBER 31,
                                                                                         1996              1995
                                                                                            $                 $
ASSETS
Cash                                                                                  655,950         7,537,137
Accounts receivable, net of allowances for doubtful
accounts of $16,708 (December 31, 1995 - $6,104)
                                                            4                       1,302,542           530,515
Inventories                                                                            74,533            80,414
Amounts due from shareholders                                                               -             3,679
Prepaid expenses                                                                      325,772           290,299
                                                                             ----------------  ----------------

TOTAL CURRENT ASSETS                                                                2,358,797         8,442,044
Investments                                                                                 -            34,805
Intangible assets, net of accumulated amortization
of $195,394 (December 31, 1995 - $33,272)
                                                                                      865,802           871,747
Property, plant and equipment, net                          3                       3,556,091         1,278,683
                                                                             ----------------  ----------------

TOTAL ASSETS                                                                        6,780,690        10,627,279
                                                                             ================  ================

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable                                                                   1,555,019            120,004
Accrued expenses                                                                     944,920          1,711,050
Amounts due to minority shareholders                                                 454,477            700,386
                                                                             ----------------  ----------------
TOTAL LIABILITIES                                                                  2,954,416          2,531,440

COMMITMENTS AND CONTINGENCIES
                                                          5,6                               -                 -
MINORITY INTEREST IN SUBSIDIARIES
                                                                                     629,665            673,828
                                                                             ----------------  ----------------

                                                                                   3,584,081          3,205,268
                                                                             ----------------  ----------------
STOCKHOLDERS' EQUITY                                       8
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding                                          -                 -
Common stock - 50,000,000 shares authorized:
$0.001 par value 12,663,328 (December 31, 1995 -
9,326,664) issued and outstanding                                                     12,663              9,327
Additional paid in capital                                                        17,117,651         10,309,314
Subscriptions receivable                                                              (5,000)           (5,000)
Cumulative translation adjustment                                                     93,436           (59,963)
Accumulated deficit                                                              (14,022,141)       (2,831,667)
                                                                             ----------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                                                         3,196,609          7,422,011
                                                                             ----------------  ----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                               6,780,690         10,627,279
                                                                             ================  ================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996





                                                                                                            PERIOD FROM
                                                                                                              INCEPTION
                                                       3 MONTHS           9 MONTHS           3 MONTHS     (FEBRUARY 17,
                                                          ENDED              ENDED              ENDED          1995) TO
                                         NOTE     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                           1996               1996               1995              1995
                                                              $                  $                  $                 $

  Revenue                                               491,521          1,451,326                   -                 -

  Operating costs                                    (4,761,661)       (12,859,321)          (615,873)         (676,558)
                                               ----------------- ------------------ ------------------  ----------------

  Operating loss                                     (4,270,140)       (11,407,995)          (615,873)         (676,558)

  Other income                                           (5,327)            14,153                   -                -
  Interest income net                                    34,705            162,501                467               467
                                               ----------------- ------------------ ------------------  ----------------

  Loss before taxation                               (4,240,762)       (11,231,341)          (615,406)         (676,091)

  Tax provision                             2               119               (461)                  -                 -
                                               ----------------- ------------------ ------------------  ----------------

  Loss after taxation                                (4,240,643)       (11,231,802)          (615,406)         (676,091)

  Minority interest                                      (1,006)            41,328                   -                 -
                                               ----------------- ------------------ ------------------  ----------------

  Net loss                                           (4,241,649)       (11,190,474)          (615,406)         (676,091)
                                               ================= ================== ==================  ================

  Net loss per share                                     ($0.32)            ($0.91)            ($0.12)           ($0.14)

  Weighted average shares outstanding                12,663,328         12,257,596          5,000,000         5,000,000
                                               ================= ================== ==================  ================


Results for the period ended September 30, 1995 reflect certain costs of Capital Media (UK) Limited prior to the commencement of trading operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996





  NINE MONTHS ENDED                                        ADDITIONAL                        CUMULATIVE
  SEPTEMBER 30, 1996                                          PAID-IN      SUBSCRIPTION     TRANSLATION   ACCUMULATED
                                               COMMON STOCK   CAPITAL        RECEIVABLE      ADJUSTMENT       DEFICIT       TOTAL

                                   SHARES        $           $                $                $          $               $
Balance at December 31, 1995
                                  9,326,664         9,327    10,309,314         (5,000)       (59,963)    (2,831,667)     7,422,011

Issuance of common stock          3,336,664         3,336     6,968,337           --             --             --        6,971,673

Translation adjustment                 --            --            --             --          153,399           --          153,399

Commission paid on shares
   issued                              --            --        (160,000)          --             --             --         (160,000)

Net loss                               --            --            --             --             --      (11,190,474)   (11,190,474)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at September 30, 1996    12,663,328        12,663    17,117,651         (5,000)        93,436    (14,022,141)     3,196,609
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========




  PERIOD FROM INCEPTION                                         ADDITIONAL                    CUMULATIVE
     (FEBRUARY 17, 1995) TO                                        PAID-IN    SUBSCRIPTION   TRANSLATION  ACCUMULATED
     SEPTEMBER 30, 1995                         COMMON STOCK       CAPITAL      RECEIVABLE    ADJUSTMENT      DEFICIT        TOTAL

                                        SHARES         $         $              $                $         $             $
Issuance of common stock at                  1             1                           (1)                                      --
   inception                                                                                     --            --
Issuance of common stock             4,999,999         4,999     3,027,368                                               3,032,367
Subscription receivable                   --            --            --         (647,498)                     --         (647,498)

Net loss                                  --            --            --             --          --        (676,091)      (676,091)
                                    ----------    ----------    ----------     ----------     --------   ----------     ----------

Balance at September 30, 1995        5,000,000         5,000     3,027,368       (647,499)       --         (76,091)     1,708,778
                                    ==========    ==========    ==========     ==========     ========   ==========     ==========





The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                                                                          PERIOD FROM
                                                                                            INCEPTION
                                                                      9 MONTHS ENDED    (FEBRUARY 17,
                                                                       SEPTEMBER 30,         1995) TO
                                                                                1996     SEPTEMBER 30
                                                                                   $             1995
  Cash flows from operating activities

  Net loss                                                              (11,190,474)        (676,091)
  Adjustment to reconcile net loss to net cash used in
     operating activities:
           Depreciation and amortization                                    753,945              804
           Minority interest                                                (44,163)               -
           Changes in assets and liabilities
           Increase in inventories                                            5,881                -
           Increase in accounts receivable                                 (798,123)         (36,788)
           Decrease in prepaid expenses                                     (35,529)        (345,314)
           Increase in accrued expenses and
               accounts payable                                             988,409          229,160
           Decrease in amounts due to minority
               shareholders                                                (240,627)               -
                                                                    ---------------- ----------------

  NET CASH USED IN OPERATIONS                                           (10,560,681)        (828,229)
                                                                    ---------------- ----------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                           (2,995,390)         (25,640)
  Acquisition of intangible assets                                         (128,888)               -
  Proceeds on the sale of investments                                        34,805                -
                                                                    ---------------- ----------------

  NET CASH USED IN INVESTING ACTIVITIES                                  (3,089,473)         (25,640)
                                                                    ---------------- ----------------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of shares                                        6,971,673        2,384,869
  Commission paid on issuance of shares                                    (160,000)               -
  Increase in amounts due from shareholder                                         -      (1,440,001)
                                                                    ---------------- ----------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                               6,811,673          944,868
                                                                    ---------------- ----------------

  NET (DECREASE)/INCREASE IN CASH                                        (6,838,481)          90,999

  Effect of exchange rate movements on cash                               (  42,706)               -
  Cash at start of period                                                 7,537,137                -
                                                                    ---------------- ----------------

  Cash at end of period                                                     655,950           90,999
                                                                    ================ ================


  SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:


  Cash payments for interest                                                       -               -
  Cash paid for taxes                                                           580                -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

  I.     SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries Capital Media (UK) Limited ("CM(UK)"), Blink TV Limited and Onyx Television GmbH ("Onyx") together with its 51% owned subsidiary Tinerama Investment AG ("Tinerama") after the elimination of all significant intercompany balances and transactions. See Note 10 to Notes to Unaudited Consolidated Financial Statements.

        The operating results of Tinerama and its five 51% owned subsidiaries have been included in the consolidated financial statements from the date of acquisition.

        INTERIM ADJUSTMENTS

        The condensed consolidated financial statements as of, and for the periods ended September 30, 1996 and 1995, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-KSB. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

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

CAPITAL MEDIA GROUP LIMITED
UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

  2.    INCOME TAXES

        The income tax provision consisted of the following:


                                             9 MONTHS           3 MONTHS
                                                ENDED              ENDED
                                         SEPTEMBER 30       SEPTEMBER 30
                                                 1996               1996
                                                    $                  $

  Current tax expense                             461              (119)
  Deferred tax expense                              -                  -
                                   ------------------  -----------------

                                                  461              (119)
                                   ==================  =================


        Net operating loss carry forwards give rise to deferred tax assets as follows:


                                          SEPTEMBER 30,           DECEMBER 31,
                                                   1996                   1995
                                                      $                      $

  Unutilized tax losses                      3,505,000                717,000
  Valuation allowances                      (3,505,000)              (717,000)
                               ------------------------   --------------------

  Total deferred tax assets                           -                      -
                               ========================   ====================



        The valuation allowance relates to deferred tax assets established under Statement of Financial Accounting Standard No. 109 and relate to the unutilized tax losses. These unutilized tax losses, substantially all of which do not expire, will be carried forward to future years for possible utilization. Because the Company has not yet achieved profitability, it has not recognized the benefit for these unutilized tax losses in the financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

  3.    PROPERTY, PLANT AND EQUIPMENT


  PROPERTY, PLANT AND EQUIPMENT                 SEPTEMBER 30,    DECEMBER 31,
                                                         1996            1995
  CONSISTS OF:                                              $               $

  Buildings                                          191,550         191,550
  Fixtures, fittings and equipment                 4,218,294       1,322,979
                                           ------------------ ---------------

  Total property, plant and equipment              4,409,844       1,514,529

  Less accumulated depreciation                     (853,753)       (235,846)
                                           ------------------ ---------------

                                                   3,556,091       1,278,683
                                           ================== ===============


  4.    ACCOUNTS RECEIVABLE



  ACCOUNTS RECEIVABLE COMPRISE:                 SEPTEMBER 30,    DECEMBER 31,
                                                         1996            1995
                                                            $               $

  Trade receivables                                   144,082         142,337
  VAT receivables                                     481,217       1,209,435
  Other debtors receivable within 1 year               69,277          70,467
  Other debtors receivable after 1 year               607,966         624,628
                                           ------------------ ---------------

  Total                                             1,302,542       2,046,867
                                           ================== ===============


  5.    COMMITMENTS AND CONTINGENCIES

        TRANSPONDER

        A bank guarantee was originally provided to PTT Telecom on November 30, 1995 in the amount of ECU 2,000,000 in relation to an agreement to lease transponder capacity in order to broadcast a television channel in Germany. The bank guarantee as at September 30, 1996 stood at ECU 1,700,000 ($2,140,000 at September 30, 1996 exchange rates) The Company is also committed to paying ECU 6,000,000 ($7,555,000 at September 30, 1996 exchange rates) over the next two years for use of the transponder capacity under the terms of the agreement.

        The Company was not in a position to support the guarantee. As a result, the guarantee has been provided by Universal Independent Holdings Limited. See Note 10 to Notes to Unaudited Consolidated Financial Statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996


        LEASE COMMITMENTS

        In August 1996, the Company entered into an agreement to lease studio, post production and editing facilities in Dortmund Germany. Under the terms of the agreement the Company is committed to paying DM 991,000 ($ 658,000 at September 30, 1996 exchange rates) for the use of these facilities until February 1997.

        In January 1996, the Company entered into an agreement to lease master control and braodcasting facilities at Ingleheim Germany. Under the terms of the agreement the Company is committed to paying DM 1,500,000 ($996,000 at September 30, 1996 exchange rates) for the use of these facilities until January 1999.

        In January 1996, the company entered into an agreement to lease uplink capacity until January 1999, at a cost of approximately (pounds) 360,000 per year.

        The Company has also entered into leases for other office space in Germany and the UK, expiring between 1997 and 2002 at an annualized cost of $315,000 (at September 30, 1996 exchange rates).


  6.    LITIGATION

        On May, 9 1996 Com TV Production und Vertrieb GmbH ("Com") and Nen TV ("Nen") in relation to their litigation with the Company served Further and Better Particulars of the Defense and Counterclaim, which provide details of matters alleged in the Defense and Counterclaim. The most significant detail given is that Com and Nen have quantified their estimated damages at DM3,325,438 ($2,208,000 at September 30, 1996 exchange rates) based on a 5% share in profits over a five year period. For additional information regarding this suit, see the Company's Annual Report on Form 10-KSB for 1995 and Quarterly Reports on 10-QSB for the quarters ended March 31, 1996 and June 30, 1996.

        The Company has filed a Reply and Defense to the Counterclaim and believes that the Counterclaim is without merit and intends to vigorously contest the same. The Company will shortly issue a summons for directions from the court, which will set out a timetable for the steps to be taken by each party through trial. There can be no assurance as to the outcome of this claim.


  7.    TINERAMA

        Tinerama has an option to acquire up to a further 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a price of Lei 1,000,000 ($325 at September 30, 1996). The option is valid for a period of six months from the date of finalization of the 1995 financial statements of the Romanian subsidiaries (June 7, 1996). TIAG has formally confirmed its intention to exercise its option to acquire the full 10%.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED REPORT AND FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

  8.    WARRANTS

        The Company has the following warrants (all of which expire 36 months from the date of their effective registration) outstanding at September 30, 1996.


       Description                                              Number
       Warrants for common stock exercisable at $4.00           5,200,000
       Warrants for common stock exercisable at $3.125          2,033,328
       Warrants for common stock exercisable at $2.50           2,200,000


  9.    RE-DOMESTICATION OF COMPANY

        The Company intends to re-domesticate its legal status to Bermuda or another non-U.S. jurisdiction as soon as reasonably practicable.


  10.   SUBSEQUENT EVENTS

        On October 31, 1996, CM (UK) entered into an agreement to borrow up to $2.0 million from Instar Holdings, Inc. to fund working capital requirements. The loan is due on December 31, 1996, or such earlier date as the Company raises additional funds to repay the loan. The loan is guaranteed by the Company and Onyx, and is secured by a charge on substantially all of the Company's assets. Interest is payable monthly on the loan, at the rate of 2% above Lloyd Bank's base rate.

        On October 31, 1996, CM (UK) entered into a deed of counter-indemnity ("Deed") with Universal Independent Holdings Limited, a BVI corporation ("Universal"). The Deed secures the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guaranty. See Note 5 to Notes to Unaudited Consolidated Financial Statements. CM (UK)'s obligations under the Deed are guaranteed by the Company and Onyx, and are secured by a charge on substantially all of the Company's assets.

        Instar and Universal have agreed that their liens on the Company's assets shall rank parri-passu.

        On November 6, 1996, the Company' subsidiary , Blink TV, entered into a joint venture arrangement with Mirror Group PLC ("Mirror"). Mirror has agreed that for 50% of the share capital of Blink, Mirror will: (i) provide working capital to Blink; and (ii) purchase equipment, which equipment will be leased to Blink for use in its business.

        In connection with the agreement, the Company has agreed that for 50% of Blink TV, it will invest (pounds) 66,731 in Blink and will convert its outstanding loans to Blink TV in the amount of (pounds) 183,269 into equity.

        Subsequent to this agreement, the Company and Mirror will jointly control and manage Blink TV.

  ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO. CERTAIN OF THE DATA CONTAINED HEREIN INCLUDES FORWARD-LOOKING INFORMATION AND ACTUAL RESULTS COULD DIFFER FROM THAT SET FORTH BELOW. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR 1995 (THE "FORM 10-K") AND QUARTERLY REPORTS ON FORM 10-QSB FOR THE QUARTERS ENDED MARCH 31, 1996 AND JUNE 30, 1996 (THE "FORM 10-Qs").

  RESULTS OF OPERATIONS

        ONYX TELEVISION

  Onyx began transmission on January 6, 1996. The primary income to be derived from operating a television station is from advertising sales. The primary expenses incurred in operating a television station are programming costs, broadcast studio expenses, transmission expenses, employee salaries and general and administrative expenses. During the nine months of 1996, Onyx has operated within management's initial projections of operating costs.

  Advertising sales during the first nine months of the year have been substantially lower than was anticipated when Onyx was launched. This reflects the fact that Onyx has taken longer than anticipated to establish itself in the advertising market, in part, because of delays in obtaining more extensive distribution of its channel on various German cable networks. Onyx has recently obtained distribution in Nord Rhein Westphalia. This brings total distribution to approximately 7 million cable and satellite households. Management now believes that distribution will reach approximately 7.5 million homes by the end of 1996.

  Management believe that distribution, marketing and audience qualification are the key to achieving success in the advertising sales market. The Company is making extensive changes in its operation to seek to achieve acceptable levels of advertising sales. The Company believes that seven million households now exceeds the critical mass of homes which can be marketed to advertising consumers. The Company also believes that Onyx's broadcast product has been well received within the broadcasting industry, and amongst advertisers and consumers and that over time it will be able to validate to advertisers the levels of audiences watching its programming. There can be no assurance that the Company will succeed in developing significant advertising revenues, although the Company believes that prospects for advertising sales in the next financial year are significantly stronger.

  Notwithstanding the Company believes that Onyx's operating losses in 1996 will be approximately $13 million. See "Liquidity and Capital Resources" below. However, there can be no assurance that Onyx's operating loss will not exceed this amount, in that this estimate assumes a certain level of advertising revenue which may not be met. Moreover, such estimate has not been reviewed or audited by an independent third party and might be underestimated.

  Onyx Television has recently moved its principal operations from Studio Dortmund to Television Communication Center Dortmund. This move will substantially enhance Onyx's production capabilities. In Dortmund, Onyx Television has entered into several commitments in connection with production, editing and post-production requirements and studio and office facilities, and leases for facilities and equipment. The cost of these commitments is DM991,000 ($658,000). In addition, Onyx is committed to leasing facilities and equipment in Ingleheim, Germany at an annualized cost of approximately DM 1,500,000 ($996,000).

  Further, for the transmission of the television channel via satellite, a transponder has been secured at a cost of $2,800,000 for the first year. In the case of the transponder, Capital Media (UK) Limited ("CM (UK)") must provide a guaranty of one year's lease payment for this obligation. See Notes 5 and 10 to Notes to Unaudited Consolidated Financial Statements.

  In January 1996, the Company entered into an agreement to lease uplink capacity until January 1999, at the cost of approximately (pound)360,000 per year.

  The Company has entered into discussions for a heads of agreement with VIVA Fernsehen GMBH & Co (known as "VIVA") to create a strategic alliance between VIVA and Onyx in Germany. The details of this arrangement have not yet been finalized and Management believe that whilst an agreement will be sought, there is no guarantee that an agreement will be reached.

        TINERAMA

  CM (UK) holds a controlling interest in Tinerama Investments AG (TIAG), a holding company holding a 51% interest in the Tinerama Companies, a group of five media-related companies based in Bucharest, Romania. During the nine months ended September 30 1996, each of the Tinerama Companies continue to operate at either a small profit or experienced a small loss.

  There has been a slow-down in the Romanian market for print media which may adversely affect the profitability of Tinerama's publishing interests during the remainder of this financial year. In response to this economic situation, Tinerama has introduced new titles to seek to maintain profitability levels.

  TIAG has an option to acquire up to a further 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a price of Lei 1,000,000 ($325 @ 30 June 1996 exchange rates) from Dr Max Banush. The option is valid for 6 months from the date of finalization of the 1995 financial statements (June 7, 1996). TIAG has formally confirmed its intention to exercise its option to acquire the full 10%. Upon exercise TIAG will own 61% of the Tinerama Companies.

        BLINK TV

  The Company intends to launch Blink TV during the fourth quarter of 1996. Blink TV will provide lifestyle programming on large video screens at concert events. On 6 November 1996, a joint venture agreement was signed with Mirror Group PLC ("Mirror") for the Mirror to subscribe for 50% of the share capital of Blink TV Limited ("Blink"). In return, the Mirror will provide working capital funding to Blink TV. In addition, Mirror will purchase equipment, which will be leased to Blink TV for use in its business. The Company now owns 50% of Blink (for which it will contribute (pounds) 66,731 to Blink TV and convert outstanding loans to Blink TV into equity in the amount of (pounds) 183,269. Additionally, the Company and the Mirror have granted a five-year option to RCL Communications ("RCL") allowing RCL to acquire up to 33% of Blink from the Company and Mirror, contingent upon Blink TV meeting certain objectives over the term of the agreement.

  Subsequent to this agreement, the Company and Mirror will jointly control and manage Blink TV.

  Blink TV is currently planning the installation of the video screens and projection equipment at UK concert venues. At present, Blink TV has signed contracts with four venues. Purchase orders have also been issued for equipment and installation to a value of approximately (pound)270,000 ($420,000 at 30 September 1996).

  In addition to gaining access to the concert venues, Blink must secure the agreement of concert promoters and organizers to provide programming at individual events. At present, 30 dates have been confirmed, out of a projected 46 events remaining to the end of 1996.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company is currently using its cash reserves to fund its operations. Due to the poorer than expected advertising revenues at Onyx Television and higher than planned capital expenditures in connection with the launch and first year operation of Onyx Television, the funds raised by the Company in late 1995 and early 1996 have been expended earlier than anticipated.

  To fund its operations beyond the end of 1996, the Company will need to raise significant additional capital. At present the Company is considering various options to raise additional funding for its capital resources, however, other than as set forth herein, no arrangements have been entered into to date. There can be no assurance that additional working capital will be available on terms acceptable to the Company. The failure to obtain the additional funding required will almost certainly have a material and adverse impact on the Company's operations and financial position.

  On October 31, 1996, CM (UK) entered into an agreement to borrow up to $2.0 million (the "Loan") from Instar Holdings, Inc. ("Instar"), a corporation organized in the Marshall Islands. Certain members of the Company's Board of Directors (Messrs. Townsley, Hauptman and Leitner) have an interest in the Loan as part of the lending group. See Note 10 to Notes to Unaudited Consolidated Financial Statements.

  The Loan is due on the earlier of December 31, 1996 or the date on which the Company raises additional capital. The Loan bears interest at the rate of 2% above Lloyd Bank's base rate, and interest is payable monthly. The Loan is guaranteed by the Company and Onyx and is secured by a charge on substantially all of the Company's assets. At this date, $750,000 of the principal amount of the Loan is outstanding and the balance remains available to the Company.

  The Company believes that the commercial terms of the Loan are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

  The Company's failure to raise sufficient funds to repay this loan will likely have a significant and adverse impact on the Company's financial position, and could result in the Company's loss of its operating assets, including its interest in Onyx.

                                     PART 2

  ITEM 1.  LEGAL PROCEEDINGS

  The Company is involved in several lawsuits all relating to the relationship between CM (UK) and John Garman. The background to these lawsuits is provided in the Form 10-K and Form 10-Q filings.

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

  On November 24, 1995, COM TV and NEN TV filed a Defense and Counter claim in response to CM (UK)'s Writ and Statement of Claim. In Defense and Counter claim, COM TV and NEN TV denied that they are in breach of the TV Agreements. Further, COM TV and NEN TV claim damages in an equal amount to the alleged loss of future profits which would have been payable with respect to a 5% shareholding in Onyx Television. COM TV and NEN TV further claim that CM (UK) has used confidential information, documentation, records, research and data provided by COM TV and NEN TV, and that they are entitled to an account of any profits realized by CM (UK) for use of such items.

  CM (UK) has filed a Reply and Defense to Counter claim and CM (UK) believes the counter claim to be without merit and intends to vigorously contest the same. The Company will shortly issue a summons for directions from the court, which will set out a timetable for the steps to be taken by each party through trial. There can be no assurance as to the outcome of this claim.

  SETTLEMENT OF WRIT WITH POTENTIAL ACQUISITION CANDIDATE

  In October 1996, a writ was issued by a potential acquisition candidate and its shareholders alleging certain breaches of undertakings relating to a non-binding heads of agreement signed between the Company and the potential acquisition candidate. After a due diligence review, the Board decided it was not in the best interests of the Company to proceed with the contemplated acquisition, at which time the potential acquisition candidate and its shareholders filed suit against the Company and Charles Koppel, the Company's President and Chief Executive Officer, seeking costs and unspecified damages. An agreement has been reached in settlement of the claim, as to which the Company and Mr. Koppel do not admit any liability, and a Notice of Discontinuance of the action will be released upon the Company making three payments totaling (pound)100,000 ($165,000 at September 30, 1996) by 31 December 1996.

  ITEM 2.  CHANGE IN SECURITIES

  None

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None during the quarter covered by this report

  ITEM 5.  OTHER INFORMATION

  The Company intends to complete a redomestication from Nevada to Bermuda or to another non-US jurisdiction. The redomestication will occur as soon as reasonably practicable.

  On September 20, 1996, Stephen Kornfeld was appointed to the Company's Board of Directors. Mr. Kornfeld also became Co-Chairman of the Board at that time. Mr. Kornfeld, age 56, has been, since September 1993, an investor and a consultant to several companies. From January 1989 until September 1993,, Mr. Kornfeld was the Chief Operating Officer of JWP International, Inc. and its UK subsidiary, Drake and Skull Engineering. JWP International was during that period one of the worlds leading mechanical, electrical and facilities managements contractors.

  In connection with Mr. Kornfeld's providing services to the Company, Kornfeld Associates International Inc. will receive a grant of 200,000 shares of the Company's common stock (100,000 of which are anticipated to be issued by the Company and the balance of which are expected to be transferred from several of the Company's founding shareholders). Additionally, Kornfeld Associates International Inc. will be granted options to purchase an additional 200,000 shares of Common Stock at an exercise price of $2.50 per share (100,000 of which are anticipatd to be issued by the Company and the balance of which are expected to be transfered from several of the Company's founding shareholders).

  In October 1996, Martin Loat resigned from the Company's Board of Directors.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)   Exhibits.

        10.1. Facility letter dated October 31, 1996 made between Instar Holdings, Inc. (1) and Capital Media (UK) Limited (2);

        10.2. Debenture dated October 31, 1996 made between Instar Holdings, Inc. (1) and Capital Media (UK) Limited (2);

        10.3. Security Assignment dated October 31, 1996 made between Capital Media (UK) Limited (1) and Instar Holdings, Inc. (2);

        10.4. Charge over Shares and Securities dated October 31, 1996 made between Capital Media Group Limited (1) and Instar Holdings, Inc. (2);

        10.5. Guarantee dated October 31, 1996 made between Instar Holdings, Inc. (1) and the Guarantors (2);

        10.6. Deed of Counter-Indemnity dated October 31, 1996 made between Capital Media (UK) Limited (1) and Universal Independent Holdings Limited (2);

        10.7. Side letter to the Deed of Counter-Indemnity dated October 31, 1996 from Universal Independent Holdings Limited (1) to Capital Media (UK) Limited (2);

        10.8. Debenture dated October 31, 1996 made between Universal Independent Holdings Limited (1) and Capital Media (UK) Limited (2);

        10.9. Security Assignment dated October 31, 1996 made between Capital Media (UK) Limited (1) and Universal Independent Holdings Limited (2);

        10.10. Charge over Shares and Securities dated October 31, 1996 made between Capital Media Group Limited (1) and Universal Independent Holdings Limited (2);

        10.11. Guarantee dated October 31, 1996 made between Universal Independent Holding Limited (1) and the Guarantors (2);

        10.12. Deed of priorities dated October 31, 1996 made between Instar Holdings, Inc. (1) and Universal Independent Holdings Limited (2) and Capital Media (UK) Limited (3); and

        10.13. Deed of priorities dated October 31, 1996 made between Instar Holdings, Inc. (1) and Universal Independent Holdings Limited (2) and Capital Media Group Limited (3).

           27.     Financial data Schedule

  (b)   No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the day of November 19th, 1996.

                                      CAPITAL MEDIA GROUP LIMITED


                                      By: /s/ CHARLES KOPPEL
                                        -------------------------------------
                                        Charles Koppel, President and
                                        Chief Executive Officer