Form 10KSB
period 1996-12-31
CAPITAL MEDIA GROUP LTD
filed 1997-05-02
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 1996

                  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the transition period from

                           Commission File No. 0-21051

                           CAPITAL MEDIA GROUP LIMITED
              (Exact name of small business issuer in its charter)

           NEVADA                                          87-0453100
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

      25 JAMES STREET, LONDON                                  W1M 5HY
(Address of principal executive offices)                      (Zip Code)

                                 44-171-224-4141
                           (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

         TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON
                                                  WHICH REGISTERED

           Not Applicable                                None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES __X__  NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,109,852

Because the Registrant's Common Stock has not been publicly traded on an active basis during the preceding sixty days, the aggregate market value of the voting stock held by non-affiliates of the Registrant cannot be determined with any accuracy. As of April 15, 1997, there were 24,663,328 shares of the Registrant's Common Stock outstanding, of which 16,763,328 shares were owned by non-affiliates of the Company.

The following documents are incorporated by reference:        None.

Transitional Small Business Disclosure Format.  YES ____      NO __X__

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" REFERS COLLECTIVELY TO CAPITAL MEDIA GROUP LIMITED, A NEVADA COMPANY ("CMG") AND ITS WHOLLY AND/OR PARTIALLY OWNED SUBSIDIARIES, CAPITAL MEDIA (UK) LIMITED ("CM(UK)"), BLINK TV LIMITED ("BLINK"), ONYX TELEVISION GMBH ("ONYX") AND TINERAMA INVESTMENTS AG ("TIAG").

GENERAL BUSINESS DESCRIPTION

         The Company currently has three media operations in its portfolio. The Company's principal operation is a music television station operating in Germany
- Onyx Television. The Company also owns a 51% interest in a company which, in turn, owns:(i) a 51% interest in a Romanian print media group and radio station -Tinerama, and (ii) a 50% interest in a joint venture, launched in late 1996, which is a specialist TV programming vehicle to provide lifestyle programming on large video screens at U.K. concert events-Blink TV. See "Current Operations" below.

         On March 14, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Unimedia Agreement") with Unimedia, S.A. ("Unimedia") and certain of the shareholders of Unimedia. Unimedia develops media and online solutions involving entertainment, education, gaming and electronic shopping for business and consumer users. Pursuant to the Agreement, the Company will acquire substantially all (not less than 90%) of the issued and outstanding securities of Unimedia in exchange for an aggregate of up to 13,608,885 shares of the authorized but unissued common stock of the Company, constituting 35.5% of the to-be-outstanding common stock of the Company (the "Unimedia Exchange"). The proposed acquisition of Unimedia was anticipated to close on or about April 7, 1997, but has not occurred at this date due, among other things, to the fact that Unimedia has not yet met certain conditions to the closing of the transaction. There can be no assurance as to whether the Company's proposed acquisition of Unimedia will close. See "Proposed Acquisition of Unimedia" below.

         The Company's long term strategy, subject to the availability of capital, is to continue to make acquisitions and/or investments in the television, media and other related fields and technologies, with the aim of building a broad portfolio of interests in traditional, emerging and developing markets.

NEED FOR SHORT AND LONG TERM CAPITAL AND CORPORATE HISTORY

         The Company was originally incorporated in Utah under the name Yellow Line Capital, Inc. in February 1986. In March 1991, the Company changed its corporate domicile to Nevada and changed its name to Cardinal Capital Corp. On December 29, 1995, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with the shareholders of Excalibur Communications Limited, a United Kingdom corporation ("ECL"). Pursuant to the Agreement, the

Company acquired all of the outstanding ordinary shares of ECL in exchange (the "Exchange") for 5.5 million shares of the Company's authorized but unissued common stock (constituting approximately 94% of the then outstanding common stock of the Company). In connection with the closing of the Agreement, the Company changed its name to Capital Media Group Limited (and the name of ECL, which after the Exchange became a wholly-owned subsidiary of the Company, was changed to Capital Media (UK) Limited ("CM (UK)")).

         In connection with the Exchange, and in early 1996, the Company completed a private placement raising net proceeds of approximately $14.4 million. These funds were primarily used to launch the Company's German television station, Onyx Television, and to operate the station during its first year of operation. To fund the continued short term working capital requirements of Onyx Television's operations into the first half of 1997, the Company recently completed two financings: (i) during the fourth quarter of 1996, the Company borrowed $2.0 million from Instar Holdings, Inc. ("Instar"). Certain members of the Company's board of directors (Messrs Hauptman and Leitner) and a former director of the Company (Barry Townsley) have an interest in the Instar loan as part of the lending group. The Instar loan is due on June 1, 1997 and is convertible into shares of the Company's authorized but unissued common stock at a conversion rate of $.50 per share at the option of the lenders; and (ii) on March 3, 1997, the Company completed a private placement of its securities in which it raised net proceeds of approximately $5.85 million. For further information about these financings, see Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

         At the present time, the Company requires working capital of approximately U.S. $1.0 million per month to continue its operations. The Company believes that its current resources will allow the Company to continue in operation until at least the end of May 1997. The Company is presently seeking additional capital, or other acceptable alternatives, to continue its operations beyond that date and to fund the continued short and long term capital requirements for the further development of its business. In that regard, the Company is engaged in discussions and intends to engage in discussions with others regarding the possibility of obtaining additional equity investments and/or loans to satisfy its short and long-term financing needs and regarding the possibility of entering into strategic alliances with key industry participants that would allow Onyx Television greater access to markets and resources. Alternatively, the Company may consider selling all or a substantial portion of its operations to a third party (including its interest in Onyx Television). No definitive agreements have been entered into to date.

         There can be no assurance that the capital or other acceptable arrangements required to continue the operations of the Company beyond the end of May 1997 will be obtained.

         The Company intends in the future to redomesticate its corporate domicile from Nevada to Bermuda or another non-U.S. jurisdiction (since all of its business activities are presently conducted outside the United States). The redomestication will be effectuated in accordance with applicable law and will require approval of the holders of a majority of the Company's outstanding common stock.

CURRENT OPERATIONS

         ONYX TELEVISION

         Onyx Television ("Onyx Television" or "Onyx") is an advertiser supported music television network based in Germany that targets the 30 to 55-year old age group (the "Target Audience"). Since commencing operations in January 1996, Onyx has achieved significant acceptance among German cable systems and currently reaches approximately 8.2 million cable and satellite homes.

         Onyx develops, acquires and exhibits on its network a variety of music videos, interviews and topical specials that focus on a distinctive mix of jazz, blues, classical and popular German music and current and recurrent pop and rock. Programs are produced internally or, to a lesser extent, are acquired from a variety of sources. Onyx's internal productions include interviews and topical specials that range from profiles of specific artists to genre defined shows such as JAZZ ONYX, ONYX COUNTRY CLUB, and ONYX OVERTURE (classical). Internal productions are produced in the Company's studios in the Television Communication Center located in Dortmund, Germany. Acquired programming includes music videos, concert footage and other live performance material. Such programming is supplied to Onyx by record companies and the music industry for a variety of fees ranging from nominal handling charges plus royalty payments for videos to negotiated license fees for live footage.

         Currently, music videos represent a substantial proportion of the content utilized in ONYX's programming. Customarily, in the European record industry, record companies provide the Company with music videos in exchange for nominal handling charges plus royalty payments. The Company is aware that the largest German copyright royalty collecting society ("GEMA") is currently negotiating regarding the level of the royalty paid by programmers such as the Company for videos. If the record industry were to change its current practice and begin to charge for music videos or increase the level of royalty payments, the Company's programming costs, as well as the programming costs of other music television stations, could be adversely affected.

         Substantially all of Onyx's revenues are derived from the sale of spot advertising time. Onyx also derives revenue from direct response advertising in which advertisers pay Onyx based on the number of products sold by a particular commercial. In addition to providing access to cable households in general, the Company believes that Onyx will in the future be attractive to advertisers because it offers one of the most cost effective means of reaching the Target Audience. The Target Audience is believed to be one of the largest demographic segments in Germany. The Company believes that the Target Audience watches more television than any other demographic group in Germany and has high purchasing power. However, to date, the Company has not obtained a substantial amount of advertising revenue. The Company believes that distribution, marketing and audience qualifications, and an effective advertising sales force, are key to achieving success in the advertising sales market.

         Because Onyx's revenues derive from the sale of commercial advertising time, the future profitability of Onyx will depend, in significant part, on the acceptance of Onyx by advertisers as a venue that attracts the desired audience and on the Company's ability to establish distribution of its programming through cable systems to viewers. The demand by advertisers for advertising time on Onyx, and therefore its operating results, will also be affected by general economic conditions, the demographic characteristics of the audiences viewing the Company's broadcasts, the activities of its competitors, the Company's ability to provide evidence to advertisers with regard to the size of the Company's viewing audience, and other factors, as well as trends in the advertising industry. A reduction in advertising expenditures available for Onyx could result from a general decline in economic conditions in particular markets where Onyx is broadcast or a reallocation of advertising expenditures to other available media.

         Germany is the largest cable television market in Europe, with a population of over 82 million people and approximately 35.0 million households. Cable television distribution systems covered approximately 24.0 million homes and served over 17.0 million cable subscribers as of December 31, 1996. The German cable television market is substantially built-out. As of December 31, 1996, cable television systems covered approximately 73% of the households in Germany. Additionally, as of December 31, 1996, Germany had approximately 10.7 million homes served by direct-to-home satellite-delivered television services and satellite master antenna television systems. Television is the fastest growing media in Germany, with advertising revenues having increased from DM 1.4 billion ($0.9 billion) in 1984 to DM 6.3 billion ($4.1 billion) in 1995. During this same period, television advertising revenue as a percentage of total advertising revenue has increased from 9.8% in 1984 to 20.4% in 1995. Industry sources estimate that television advertising will nearly double to DM 11.5 billion ($7.5 billion) by 2004. Since the introduction of cable and satellite television programming to Germany in 1984, such programming's share of television advertising revenue has increased to 87.3%.

         Unlike the United States and Great Britain, the selection of programming on German cable stations does not rest with cable operators. Instead, the programming lineups for individual cable systems are mandated by committees formed under one of 15 LANDES MEDIENANSTALTEN (Local Media Authorities or "LMAs"). Each LMA has authority over one of Germany's 16 autonomous regions (Berlin and Brandenburg have a joint operation, each region is known as a "Bundeslander") and in turn are appointed by local governments. Onyx has been awarded the right or partial right to distribute programming to cable systems in 12 of the 15 Bundeslander. The majority of Germany's current cable systems are analog networks, which limits the number of channels available to 30 to 35 in any one region. Being awarded the right to distribute programming through a Bundeslander's existing cable networks is highly significant since the degree to which potential new competitors are able to enter the market is currently limited. The Company believes that such barriers to entry will enable Onyx to establish itself in the marketplace prior to the introduction of digital technology in Germany and a corresponding expansion in channel capacity and program offerings. There can be no assurance that Onyx will continue to receive distribution rights in the future, including distribution rights on cable systems where it has previously received distribution rights.

         Increased competition for viewers in the German cable industry may result from the availability of additional channels and programming made possible by technological advances, such as digital compression technology, which allows cable systems to expand channel capacity, the deployment of fiber optic cable, which has the capacity to carry a much greater number of channels than coaxial cable, and "multiplexing," in which programming services offer more than one feed of their programming. The increased number of choices available to the Target Audience as a result of these technological advances may in the future lead to a reduction of Onyx's market share. The Company is aware of a number of efforts to launch digital television platforms in Germany. Most notably, the Kirch Group has already launched a digital cable systems in portions of Germany.

         Onyx competes or expects in the future to compete for advertising revenues with the cable television networks described above, as well as with other national cable programming services, broadcast television stations, satellite and wireless programming services, radio, print media and the Internet. In connection with its music programming, the Company competes with other broadcast operators, which includes music channels, many of which the Company believes have significantly greater resources than the Company.

         The Company's operating strategy with respect to Onyx is to (i) expand the number of regional cable networks carrying Onyx, (ii) increase advertising revenues through growth in both sellout and the prices paid per advertisement,
(iii) launch Onyx in other European countries, (iv) develop strategic alliances/relationships in order to seek to increase Onyx's ability to penetrate existing markets and enter new markets, and (v) syndicate Onyx's internally produced programming to third-parties. There can be no assurance that these strategies will be successfully implemented.

         The Company is presently negotiating with qualified individuals capable of directing the next level of development of the overall strategy of Onyx Television. The Company intends also to employ the services of an individual with Pan-European experience in developing marketing and sales strategies for emerging networks, such as Onyx. In addition, the Company is presently making changes to its operations to improve the quality of its programming, the costs of producing same and in order to seek to achieve increased levels of advertising sales.

         Television broadcast operations in Germany are subject to extensive government regulation as to the issuance, renewal, transfer and ownership of station licenses, the timing and content of programming, the timing, content and amount of commercial advertising permitted and the determination of which stations will be permitted to broadcast on a particular cable system. There are also regulations requiring that certain percentages of programming be produced or originated in local markets. Further, countries into which Onyx may seek to expand may expose Onyx to substantial government regulation. The cost of programming could also increase as a result of political initiatives taken by the European Union to increase the amount of European-produced programming broadcast. Changes in the regulation of the Company's activities could have a material adverse effect on the Company.

         Any change in the ownership of the Company or Onyx or the addition of new shareholders who acquire a substantial interest in the Company or Onyx must receive approval from the German media authorities regarding the effect of the post-transaction ownership on the concentration of the overall German television industry. Such approval may only be sought following the completion of a transaction.

         TINERAMA INVESTMENTS AG

         The Company owns a 51% interest in a holding company, Tinerama Investments AG ("TIAG"), which has a 51% beneficial ownership interest in five companies comprising a Romanian print media group and radio station.

         TIAG, a Luxembourg holding company owns a 51% interest in four corporations and a 49% interest, with an option to purchase an additional 2% for nominal value, in a fifth corporation (such corporation is a Romanian broadcasting company which, under Romanian law, may not be majority-owned by a non-Romanian entity, but as to which AG has voting control) (collectively, the "Tinerama Companies") having media-related operations in Romania (collectively, "Tinerama"). Tinerama, which is headquartered in Bucharest, Romania, owns (i) eight newspapers and periodicals with a total monthly production of approximately 1.0 million; (ii) a distribution network comprised of vans and automobiles; (iii) a printing facility; and (iv) a radio station which broadcasts to approximately one-third of the country.

         Conducting business in Romania involves certain considerations not usually associated with conducting business in more established European countries. The Romanian economy experienced five years of difficult reforms following the overthrow of communist dictator Nicolae Ceacescu in December 1989. The country has been ruled by a democratically elected government for the past four years, and it is believed that the Romanian economy has begun to stabilize to the point where it can support the growth of the private sector.

         There are still, however, problems which face the Romanian economy. Due to the slow privatization process, Romanian workers have experienced a decline in their living standards as compared with standards during the communist era. The threat of labor unrest persists due to the heightened expectations of Romanian workers.

         Further, during the post-communist political atmosphere, many opposition parties have organized in Romania, adding political uncertainties to the future of the country. There are currently over 200 new political parties, many of which are gaining popularity.

         Last year, due mainly to the difficult economic situation in Western Europe (Romania's main export market), the Romanian economy remained static and the country's private sector accounted for only 50% of gross domestic product. Foreign investment is beginning to expand to Romania as Daewoo, Coca-Cola, Colgate-Palmolive and Kraft are among the multinational corporations which have entered the country. Many investors remain deterred however, due to the highly bureaucratic business environment and the uncertain political situation.

         Given the current fragmentation of the Romanian media market and the Romanian economy's current period of transition from state-owned to privately-owned business, Tinerama's advertising sales efforts may not be successful. The Company believes that the Romanian market will eventually support increased media advertising, but there can be no assurance that this will be the case.

         Advertising-linked media ultimately displays cyclical characteristics. Therefore, Tinerama will experience periods of both increasing and declining revenues. There can be no assurance that advertising revenues will supply Tinerama with a steady source of revenue.

         Because the Romanian media market is highly fragmented, there are no clear market leaders and not a great amount of consumer loyalty. While the Company believes that Tinerama will be able to establish itself as a market leader, there can be no assurance that this will be the case.

         The Company owns 51% of TIAG. The remaining 49% of TIAG is owned by Telor International Limited ("Telor"). See Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Pursuant to the terms of a shareholders agreement, dated November 15, 1995 (the "Shareholders Agreement"), between the Company and Telor, the Company acquired its 51% of TIAG for consideration of $376,000 paid to Telor and agreed to loan TIAG $306,000. Such loan bears no interest and is repayable upon resolution of the Board of Directors of TIAG. The Shareholders Agreement further provides that the Board of Directors of TIAG shall initially be composed of four persons, two appointed by each shareholder. The Shareholders Agreement also provides that if either party wants to transfer its ownership in TIAG, it must first offer such ownership interest to the other party. It also provides that in the first four years, either shareholder may force a sale or purchase of its shares at a price specified in the notice given from one shareholder to the other.

         TIAG, in turn, owns 51% of each of the Tinerama Companies, except Radio Tinerama S.r.l., as to which AG owns 49% and has an option to purchase an additional 2% for nominal value. The remaining 49% of each of the Tinerama Companies is owned by Tinerama's founder, Max Banush ("Banush") and by Robert Perlitz. Banush continues to operate the business.

         Tinerama is dependent on the personal efforts and skills of Dr. Max Banush for its daily operations. Dr. Banush will continue to serve as an employee of Tinerama; however there can be no assurance that Dr. Banush will continue to work for Tinerama for an extended period of time, nor can there be any assurance that his efforts can produce profits for Tinerama. The loss, incapacity or unavailability of Dr. Banush, at the present time or in the foreseeable future, could result in a material adverse effect on Tinerama and its future prospects.

         The parties also agreed that TIAG, for nominal consideration, would be permitted to purchase up to an additional 10% of Tinerama in the event that Tinerama's gross revenues are less than $3.0 million for the 1995 fiscal year. TIAG has notified the minority shareholders that TIAG seeks to exercise its option and it is anticipated that the exercise of this option will be completed during 1997.

         BLINK TV

         The Company has formed "Blink TV", which was launched in late 1996 as a specialist TV programming vehicle to provide lifestyle programming on large video screens at UK concert events. This programming consists of music videos, style and fashion, and extreme sports, which is broadcast as a 30 minute segment immediately prior to live performances. Blink TV has installed video screens and projection equipment at five major UK concert venues for which contracts have been signed.

         On November 6, 1996, the Company signed a joint venture agreement with Mirror Group PLC ("Mirror"). Under the agreement, Mirror subscribed for 50% of the share capital of Blink TV Limited ("Blink"). In return, Mirror has provided working capital funding to Blink TV. In addition, Mirror has purchased equipment, which is leased to Blink TV for use in its business. The Company now owns 50% of Blink. Additionally, the Company and Mirror have granted a five-year option to RCL Communications ("RCL") allowing RCL to acquire up to 33% of Blink from the Company and Mirror, contingent upon Blink TV meeting certain objectives over the term of the agreement. Pursuant to this agreement, the Company and Mirror jointly control and manage Blink TV.

         In order to be successful, Blink Television must obtain the right to broadcast its programming at rock and pop concerts and other events at the arenas where Blink has installed its high spec audio-visual equipment. In order to obtain these rights, Blink Television will have to negotiate successfully with promoters of events, producers and managers of artists, as well as the artists themselves. Further, Blink Television must successfully sell advertisers on its concept. There can be no assurance that Blink will be successful in these efforts.

         Since launching Blink in November 1986, Blink TV has already transmitted 30 minutes of tailor-made programming at 65 concerts around the UK. The concerts involving Blink TV have included Sting, Bryan Adams, 3T, Kenny G and Status Quo. Advertising deals have been concluded with a variety of companies, including Gillette, British Telecom, Volkswagen, Volvo, Duracell, Kodak and Lee Jeans.

         Blink TV has also recently agreed to broadcast its programming in conjunction with the Boyzone (a leading U.K. band) tour. This tour consists of 23 dates, five of which are in continental Europe. This is the first time that Blink TV will have expanded its interests outside of the UK. Concerts outside the five arenas in which Blink TV has installed its equipment will utilize mobile equipment.

PROPOSED ACQUISITION OF UNIMEDIA

         On March 14, 1997, the Company entered into the Unimedia Agreement. The Unimedia Agreement provides for the issuance in the Unimedia Exchange of up to an aggregate of 13,608,885 (approximately 35.5%) of the outstanding capital stock of the Company to the shareholders of Unimedia, subject to certain adjustments. Additionally, the holders of the Unimedia securities will also receive certain additional securities of the Company at a later date relating to the Company's outstanding warrants (in order to allow such holders to maintain their percentage ownership in the Company).

         Consummation of the Unimedia transaction is subject to a number of conditions precedent including but not limited to (i) Unimedia having at the closing of the Unimedia Exchange $7.0 million in cash or cash equivalents resulting from new subscriptions to Unimedia shares by one or more persons in Unimedia made subsequent to the date of the Agreement, (ii) the execution of the Unimedia Agreement by the holders of not less than 90% of Unimedia's outstanding securities, (iii) the delivery to the Company of Unimedia's audited financial statements for 1995 and 1996, and (iv) the receipt by the Company and Unimedia of fairness opinions from investment banking firms selected by their respective Boards of Directors.

         The Unimedia Agreement is cancelable by the Company if the holders of not less than 90% of Unimedia's then outstanding securities have not entered into the Unimedia Agreement by March 21, 1997, or, by either party, if the closing of the Unimedia Exchange shall not have occurred by March 31, 1997 and, accordingly, the Unimedia Agreement is subject to cancellation at this time. Additionally, the Unimedia Agreement is cancelable by either party within five days after delivery to the other party of the schedules to the Unimedia Agreement which provide information which is material and adverse to the information previously provided by such party to the other party. All required schedules have not yet been delivered by Unimedia to CMG. The proposed acquisition of Unimedia was anticipated to close on or about April 7, 1997, but has not occurred at this date due, among other things, to the fact that Unimedia has not yet met certain conditions to the closing of the transaction. There can be no assurance as to whether the Company's proposed acquisition of Unimedia will close.

         If the Unimedia transaction is completed, at a meeting of the Company's Board of Directors (the "Board") held immediately after the closing of the Unimedia transaction, the Board will take steps to add to the Board four persons who are not currently directors of the Company and who shall be designated by Unimedia for election to the Board. At the time of such meeting, the 8 member Board of the Company shall be increased to 12 members. Additionally, the Unimedia Agreement requires the Company to file a registration statement covering the Company's securities issued in the Exchange and to use its reasonable efforts to thereafter cause such registration statement to become effective.

         MMP, S.A., acting for its principal, Groupe AB, owns 3.2 million shares of the Company's outstanding Common Stock. The Company has been advised that principals of Groupe AB own 18% of Unimedia's outstanding securities. Groupe AB presently has the right to designate two directors to the Company's Board (Mark Sillam and Jean-Francois Klein are presently serving on the Board as designees of Group AB). See Item 9. DIRECTORS AND EXECUTIVE OFFICERS and Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         It is expected that Unimedia will raise the $7.0 million in new proceeds which it is required to obtain as a condition precedent to the closing of the Exchange by, in part, selling the 4.0 million shares of the Company's outstanding common stock which it owns. It is also anticipated that $2.0 million of the proceeds raised by Unimedia will be used to repay the loan it received to purchase the 4.0 million shares of Common Stock. See Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Unimedia is engaged in the research and development of computer software for providing, via multimedia vehicles such as the Internet, new online services to business users and leisure consumers. In particular, Unimedia has focused its efforts on seeking to develop interactive software that allows users to work, shop, communicate, educate, gamble and amuse themselves. In addition, Unimedia has acquired minority equity positions in other companies having Internet technologies and applications and has entered into agreements to act as distributor for certain computer software applications.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company leases administrative offices for its corporate headquarters in London. The Company through its subsidiary, Onyx Television currently leases a post-production and editing facility in Dortmund, Germany and a transmission uplink facility in Ingleheim, Germany. Onyx also leases administrative offices in Munich, Germany. Tinerama owns a building and, in addition, leases administrative offices and print works in Bucharest, Romania. See the Notes to Consolidated Financial Statements for information regarding the financial terms of these leases.

ITEM 3.           LEGAL PROCEEDINGS

ENGLISH PROCEEDINGS BETWEEN CM (UK), COM TV PRODUCTION UND VERTRIEB GMBH ("COM TV") AND NEN TV LIMITED ("NEN TV")

         CM (UK) is engaged in dispute with COM TV and NEN TV and John Garmon, personally, in the High Court of Justice, Queen's Bench Division in the United Kingdom, seeking a declaration that the heads of agreement dated March 9, 1995 ("the Heads of Agreement") and the letter of agreement dated March 31, 1995 (collectively, "the TV Agreements") entered into by CM (UK), COM TV and John Garman, were discharged upon breach by COM TV.

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

         The actions against COM-TV and NEN-TV and against Garmon personally have been consolidated into one action and an Order for Directions was made on March 13, 1997. Pursuant to the Order, discovery is to be concluded by May 2, 1997.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's securities holders during the fourth quarter of 1996 or the first quarter of 1997.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

TRADING MARKET FOR THE COMPANY'S SECURITIES

         The Company's common stock has been quoted on the NASDAQ Small Cap System under the symbol "CPMG" since July 1996. Prior to that date, the Company believes that its common stock was quoted on the NASD Electronic Bulletin Board and on the pink sheets published by the National Quotations Bureau. The Company does not believe that there is an active trading market for its securities at the present time.

         The following table sets forth, for the calender quarters indicated, the range of high and low bid prices per share of common stock as reported by
NASDAQ:

                                                             HIGH     LOW

         Third Quarter (commencing July 25, 1996)            6 1/4    3 1/4
         Fourth Quarter 1996                                 3 1/4    2 3/4
         First Quarter 1997                                  3 3/4    1 5/8
         Second Quarter 1997 (through April 24, 1997)        1 15/16  1 1/8

         Under the current NASDAQ rules, in order to qualify for continued listing on the NASDAQ SmallCap Market, the Company, among other things, must have total assets of at least $2.0 million, capital and surplus of at least $1.0 million, a market value of public float of at least $200,000, at least two market makers and a minimum bid price of $1.00 per share. NASDAQ has recently approved changes to the standards for companies to remain listed on the SmallCap Market, including new corporate governance standards, a new requirement that the Company have net tangible assets of $2.0 million, market capitalization of $35.0 million or net income of $500,000 and other qualitative requirements. The Company did not meet the NASDAQ Small Cap capital and surplus requirement at December 31, 1996.

         If the Company is unable to satisfy the requirements for continued inclusion on the NASDAQ SmallCap Market, trading of the Company's common stock would again be conducted in the over-the-counter market. In such event, holders of outstanding common stock may find it more difficult to dispose of or obtain accurate quotations as to the market price of the common stock. In addition, if the common stock were no longer to be quoted on the NASDAQ SmallCap Market, than it is likely that the Company's common stock would become subject to certain regulations of the Securities and Exchange Commission which imposes sales practice requirements on broker-dealers because the common stock of the Company has a market price of less than $5.00 per share. For example, in such situation, broker-dealers selling the securities, would be required, prior to effecting any transaction, to provide their customers with a document which discloses the risks of investing in the Company's common stock. Furthermore, in such situation, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matter to be reasonably expected to be capable of evaluating the risks of transactions in the security, which could limit the number of potential purchasers of the Common Stock.

HOLDERS OF OUTSTANDING COMMON STOCK AND SECURITIES OUTSTANDING

         As of April 24, 1997, there were 24,663,328 shares of Common Stock outstanding held by approximately 325 holders of record. Some of these holders are nominees of brokerage firms which hold the securities for the benefit of their customers. Additionally, on the same date, there were outstanding the following three-year warrants to purchase shares of the Company's common stock:

            NUMBER                 EXERCISE PRICE

            2,200,000                     $2.50
            2,033,328                     $3.125
            5,200,000                     $4.00

         Further, the Company is in the process of issuing the following securities: (i) 300,000 shares of common stock and three-year warrants to purchase an additional 100,000 shares of common stock at an exercise price of $2.50 per share to Kornfeld Associates International, Inc. ("KAI") for services rendered by Stephen Kornfeld through KAI as a consultant to the Company; and
(ii) 93,333 shares of common stock to be issued to International Capital Growth, Ltd. ("ICG") for services. See Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. In addition, the Board has the right to issue warrants to members of the Company's management to purchase up to 1.5 million shares of common stock (the "Management Warrants").

         For the respective terms of the warrants, the holders thereof are given an opportunity to profit from the rise in the market price of the common stock with the resulting dilution in the interests of the other shareholders. The terms on which the Company may obtain financing may be adversely affected by the existence of such warrants. The holders of the warrants may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on more favorable terms.

SHARES ELIGIBLE FOR FUTURE SALE

         At the present date, all but 330,000 shares of the Company's outstanding common stock are "restricted securities" as defined in Rule 144 under the Securities Act of 1933, as amended (the "Act") and may not be sold in the future without registration under the Act or pursuant to an applicable exemption therefrom (such as pursuant to Rule 144). The Company has contractually agreed to register all of the outstanding common stock for resale under the Act and intends to promptly file a registration statement for that purpose. Additionally, 12,333,328 of the Company's outstanding shares became eligible for sale under Rule 144 on April 29, 1997. However, all of the Company's officers and directors (except Messrs. Sillam, Klein and Kornfeld) have agreed not to transfer certain of their securities until nine months after the effectiveness of a registration statement covering the resale of the Company's outstanding securities (without the prior written consent of ICG). See
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

DIVIDEND POLICY

         The Company has never declared a cash dividend on its Common Stock. The board of directors anticipates that, for the foreseeable future, earnings, if any, will be retained for use in the business, and no cash distributions will be made on the Company's common stock. The payment of future cash dividends, if any, will be at the discretion of the board and will depend upon earnings, financial requirements of the Company and such other factors as the board deems relevant.

OTHER MATTERS

         The Company may in the future consider taking the following corporate actions: (i) seeking shareholder approval to amend the Company's articles of incorporation to increase the number of the Company's authorized shares of capital stock, and (ii) making a self-tender offer to the holders of the Company's outstanding warrants to exchange those warrants without further consideration for a smaller number of shares of the Company's authorized, but unissued common stock. To date, no actions with respect to these matters have been taken.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

         THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO. CERTAIN OF THE DATA CONTAINED HEREIN INCLUDES FORWARD-LOOKING INFORMATION. THESE FORWARD LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE FORWARD LOOKING STATEMENTS BASED UPON THE FACTORS DISCUSSED HEREIN, INCLUDING WITHOUT LIMITATION THE AVAILABILITY OF REQUIRED CAPITAL FOR THE CONTINUATION OF THE COMPANY'S OPERATIONS AND THE LEVEL OF ADVERTISING REVENUE ACHIEVED BY ONYX TELEVISION.

INTRODUCTION

         The Company was organized in 1995 to acquire and operate media properties. At the present time, the Company has three media operations in its portfolio. The Company's principal operation is a music television station operating in Germany (Onyx Television). The Company also owns a 51% interest in a company which in turn, has a 51% interest in a second company operating a Romanian print media group and radio station (Tinerama) and a 50% interest in a joint venture which has recently launched a specialist TV programming vehicle to provide lifestyle programming on large video screens at U.K. concert events (Blink TV). The Company has also entered into the Unimedia Agreement pursuant to which it has agreed, subject to the satisfaction of certain conditions, to acquire Unimedia. For further information on the Company's business, see Item 1. DESCRIPTION OF BUSINESS.

RESULTS OF OPERATIONS

         COMPARISON OF 1996 RESULTS TO 1995 RESULTS

         Operating revenues in the fiscal year ended December 31, 1996 ("Fiscal 1996") totaled $2.11 million, an increase of $1.68 million compared to operating revenues of $430,142 for the period from inception, February 17, 1995, to December 31, 1995 ("Fiscal 1995"). This increase in Fiscal 1996 operating revenue was largely attributable to a full years income from the operations of Tinerama.

         Advertising sales by Onyx during the year ended December 31, 1996 were nominal and were substantially lower than was anticipated when Onyx was launched in January 1996. This reflects the fact that Onyx has taken longer than anticipated to establish itself in the advertising market, in part, because of delays in obtaining more extensive distribution of its channel on various German cable networks. At the present time, Onyx reaches 8.2 million cable and satellite homes in Germany. See Item 1. DESCRIPTION OF BUSINESS.

         During Fiscal 1996, each of the Tinerama Companies continued to operate at either a small profit or experienced a small loss.

         Operating costs, excluding depreciation and amortization, increased $15.25 million from $3.37 million in Fiscal 1995 to $18.62 million in Fiscal 1996. This increase primarily reflects operating expenses of the Company in its first full year of operation of Onyx Television. Operating expenses of Onyx Television include programming costs, broadcast studio expenses, transmission expenses, employee salaries and general and administrative expenses.

         Depreciation and amortization in Fiscal 1996 was $521,069, an increase of $347,121, or 199% for Fiscal 1996 as compared to $173,948 in Fiscal 1995. This increase was due primarily to depreciation and amortization on equipment purchased in connection with the launch and operation of Onyx Television.

         The Company's operating loss was $16.51 million in Fiscal 1996, as a result of the above factors, compared to an operating loss of $2.9 million in Fiscal 1995. The loss before tax provision totaled $16.34 million in Fiscal 1996, compared to $2.8 million in Fiscal 1995 and the net loss for Fiscal 1996 was $16.19 million ($1.31 per share), compared to a net loss of $2.8 million ($1.55 per share) in Fiscal 1995. Weighted average shares outstanding were 12,359,029 for Fiscal 1996, compared to 1,830,000 for Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The ownership, development and operation of media interests, including television and radio stations, television production facilities and publishing requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through December 31, 1996, the Company has incurred an accumulated deficit of approximately $19.0 million, principally related to the Company's launch and first year operation of Onyx television. The Company anticipates that it will continue to incur losses from Onyx's operations until at least the middle of 1998, although there can be no assurance that the Company will be profitable after that time.

         In February 1996, the Company completed a private placement of its securities (the "First Private Placement"). The Company received net proceeds of approximately $14.4 million in the First Private Placement. These funds, along with capital infusions to the Company from its founding shareholders in the amount of $3.0 million, were primarily utilized to fund the startup, launch and first year of operation of Onyx Television, and for general corporate purposes.

         In October 1996, the Company's UK subsidiary, CM (UK), entered into an agreement to borrow up to US $2.0 million ("Bridge Loan") from Instar Holdings, Inc. ("Instar") to fund the Company's working capital requirements (principally related to the continuing operation of Onyx Television. The Bridge Loan is guaranteed by the Company and Onyx and is secured by a charge on substantially all of the Company's assets. Interest is payable monthly on the Bridge Loan, at the rate of 2% above Lloyd Bank's base rate.

         The Bridge Loan was originally due on December 31, 1996. In January 1997, the Bridge Loan was amended to provide that (i) the principal repayment date is now June 1, 1997, or if earlier, the date on which the Company makes a private placement of its securities (other than the private placement completed on March 3, 1997) in an amount equal to or greater than the amount outstanding under the Bride Loan and (ii) the Bridge Loan is convertible, at the option of the holder(s) thereof, into fully paid shares of Common Stock at a conversion rate of one share of Common Stock for each US $.50 principal amount of the Bridge Loan. See Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On March 3, 1997, the Company closed a second private placement in which it raised net proceeds of $5.85 million, which is being used to fund the continuing operation of Onyx Television and for general corporate purposes. The Company issued an aggregate of 12.0 million shares of its common stock in this private placement.

         CM(UK) and the Company have also granted a charge against substantially all of their assets to secure their obligations in connection with the guaranty of the transponder lease. See Note 2 of

Notes to Consolidated Financial Statements with respect to the guaranty of the transponder lease by Universal Independent Holdings Limited, a BVI corporation ("Universal"). CM(UK) under its transponder lease, was required to provide a guaranty to PTT Telecom of its obligations under the lease. Universal agreed to provide such guaranty, but required, among other things, (i) that CM(UK) enter into, in favor of Universal, a deed of counter-indemnity ("Deed") to secure the obligation of CM(UK) to repay Universal if Universal is called upon to make payment on its transponder guaranty, (ii) that the Company and Onyx guarantee the obligations of CM(UK) under the Deed, and (iii) that the Company pledge substantially all of its assets to secure its obligations in connection therewith. Instar and Universal have agreed that their liens on the Company's assets shall rank PARI PASSU. If the Company were to default under either or both of such guaranties and Instar and/or Universal were to foreclose on the pledge of the Company's assets, it would likely have a significant and adverse impact on the Company's financial position, and could result in the Company's loss of its operating assets, including its interest in Onyx.

         At the present time, the Company requires working capital of approximately U.S. $1.0 million per month to continue its operations. The Company believes that its current resources will allow the Company to continue its operations until at least the end of May 1997. The Company is presently seeking additional capital, or other acceptable alternatives, to continue its operations beyond that date and to fund the continued short and long term development of its businesses. In that regard, the Company is engaged in discussions and intends to engage in discussions with others regarding the possibility of obtaining additional equity investments and/or loans to satisfy its short and long-term financing needs and regarding the possibility of entering into strategic alliances with key industry participants that would allow Onyx Television greater access to markets and resources. Alternatively, the Company may consider selling all or a substantial portion of its operations to a third party (including its interest in Onyx Television). No definitive agreements have been entered into to date.

         There can be no assurance that the capital or other acceptable arrangements required to continue the operations of the Company beyond the end of May 1997 will be obtained. The Company's failure to raise sufficient funds to repay the Bridge Loan, or the Company's being called on the transponder guaranty, or the Company's failure to obtain sufficient working capital for its operations, will likely have a significant and adverse impact on the Company's financial position, and could result in the Company's losing its operating assets, including its interest in Onyx Television.

         To the extent that the Company finances its activities through the issuance of additional equity securities, any such issuance would result in dilution to the interests of the Company's shareholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with financing activities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including risks associated with pledging assets of the Company and the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness.

         For information regarding the financial terms of the agreement between Blink TV and the Mirror, see Item 1. DESCRIPTION OF BUSINESS.

         The Company maintains its financial statements in dollars and holds the majority of its funds in United States dollars, pounds sterling and German Deutsche marks. Amounts paid to the Company are payable in various currencies, which are subject to independent fluctuating exchange rates with the U.S. dollar, the pound and the Deutsche Mark. In the event of a devaluation in a particular currency between the time its income arises and the time such income is received and converted by the Company into U.S. dollars, the Company would suffer an exchange loss which could materially and adversely affect the Company's revenues. The Company does not hedge against foreign currency exchange rate risks. Because of the number of currencies involved, the constantly changing currency exposures and the fact that all foreign currencies do not fluctuate in the same manner against the United States dollar, the Company cannot quantify the effect of exchange rate fluctuations on its financial condition or results of operations.

ITEM 7.           FINANCIAL STATEMENTS

         The Financial Statements required by Item 7 are attached to this Form 10-KSB as follows:

                                                                     PAGE


Independent Auditors Report.......................................    F-1

Consolidated Balance Sheet at
December 31, 1995, 1996 and Pro Forma 1996........................    F-2

Consolidated Statement of Operations For Year Ended the
December 31, 1996 and for the Period from Inception

(February 17, 1995) to December 31, 1995..........................    F-3

Consolidated Statement of Stockholders' Equity For Year ended
December 31, 1996 and for the period from inception
(February 17, 1995) to December 31, 1995..........................    F-4

Consolidated Statement of Cash Flows For the Year Ended
December 31, 1996 and for the period from inception
(February 17, 1995) to December 31, 1995..........................    F-5

Notes to Consolidated Financial Statements........................    F-6

    INDEPENDENT AUDITORS' REPORT TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CAPITAL MEDIA GROUP LIMITED

    We have audited the accompanying consolidated balance sheet of Capital Media Group Limited and its subsidiaries ("the companies") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996 and the period from inception (February 17, 1995) to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Tinerama Investment AG (a consolidated subsidiary), which statements reflect total assets constituting 37% of consolidated total assets at December 31, 1996 (1995 - 18%) and 1% of consolidated operating loss for the year then ended (period from inception (February 17, 1995) to December 31, 1995 - 2%). These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tinerama Investment AG, is based solely on the report of such other auditors.

    We conducted our audit in accordance with generally accepted auditing standards in the United Kingdom, which are similar to those in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1996 and 1995 and the results of their operations and their cash flows for the year ended December 31, 1996 and period from inception (February 17, 1995) to December 31, 1995 in conformity with generally accepted accounting principles in the United States of America.

    The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the financial statements, the company's lack of cash being generated by trading and the uncertainty over its ability to raise further funds raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in note 8 to the financial statements, the outcome of certain litigation against the company is unknown at this time.

    DELOITTE & TOUCHE

    Chartered Accountants
    London, England

    May 1, 1997

                                                     CAPITAL MEDIA GROUP LIMITED


CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996


                                                                                                          PROFORMA
                                                                     DECEMBER 31,     DECEMBER 31,       DECEMBER 31,
                                                                             1995             1996               1996
                                                          NOTE                                            SEE NOTE 14
                                                                                $                $                  $
ASSETS
Cash                                                                    7,537,137           320,070        6,170,070
Accounts receivable, net of allowances for doubtful
  accounts of $10,399 (December 31, 1995 - $6,104)         6              530,515           754,103          754,103
Inventories                                                                80,414            38,455           38,455
Prepaid expenses and deposits                                             290,299         1,481,836        1,481,836
Amounts due from shareholders                                               3,679                 -                -
                                                                       ----------         ---------       ----------
TOTAL CURRENT ASSETS                                                    8,442,044         2,594,464        8,444,464
Investments                                                                34,805           217,213          217,213
Intangible assets, net of accumulated amortisation of
  $262,536 (December 31, 1995 - $33,272)                   5              871,747           803,821          803,821
Property, plant and equipment, net                         4            1,278,683         1,475,284        1,475,284
                                                                       ----------         ---------       ----------

TOTAL ASSETS                                                           10,627,279         5,090,782       10,940,782
                                                                       ==========         =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                          120,004         1,378,801        1,378,801
Accrued expenses                                                        1,711,050         2,310,261        2,310,261
Loan repayable within one year                             13                   -         2,016,568        2,016,568
Amounts due to minority shareholders                                      700,386           411,600          411,600
                                                                       ----------         ---------        ---------

TOTAL LIABILITIES                                                       2,531,440         6,117,230        6,117,230

COMMITMENTS AND CONTINGENCIES                             7,8                   -                 -                -

MINORITY INTEREST IN SUBSIDIARIES                                         673,828           615,795          615,795
                                                                       ----------         ---------        ---------

                                                                        3,205,268         6,733,025        6,733,025
                                                                       ----------         ---------        ---------

STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorised:
  $0.001 par value: no shares issued and outstanding                              -                 -                -
Common stock - 50,000,000 shares authorised:
  $0.001 par value 12,663,328 (December 31, 1995 -
  9,326,664) issued and outstanding                                         9,327            12,663           24,663
Additional paid in capital                                             10,309,314        17,117,651       22,955,651
Subscriptions receivable                                                   (5,000)           (5,000)          (5,000)
Cumulative translation adjustment                                         (59,963)          326,214          326,214
Accumulated deficit                                                    (2,831,667)      (19,093,771)     (19,093,771)
                                                                       -----------      ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                              7,422,011        (1,642,243)       4,207,757
                                                                       ----------        -----------     -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                 10,627,279         5,090,782       10,940,782
                                                                       ==========        ==========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED


CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                       PERIOD FROM
                                                                         INCEPTION
                                                                     (FEBRUARY 17,
                                                                          1995) TO                        YEAR ENDED
                                       NOTE                           DECEMBER 31,                      DECEMBER 31,
                                                                              1995                              1996
                                                              $                  $               $                 $

Revenue                                                                    430,142                         2,075,407

Operating costs
  Staff costs                                           436,193                          3,705,972
  Depreciation and amortisation                         173,948                            521,069
  Operating expenses                                  2,763,339         (3,373,480)     14,125,947       (18,352,988)
                                                      ---------         -----------     ----------       ------------

Operating loss                                                          (2,943,338)                      (16,277,581)

Equity in net losses of investment in
  joint venture                          12                                      -                          (211,414)
Interest income net                                                          4,187                           132,950
Minority interest                                                           37,518                            58,033
Other income                                                                71,304                            42,531
                                                                        -----------                      ------------
Loss before taxation                                                    (2,830,329)                      (16,255,481)

Tax provision                             3                                 (1,338)                           (6,623)
                                                                        -----------                      ------------

Net loss                                                                (2,831,667)                      (16,262,104)
                                                                        ===========                      ============

Net loss per share                                                         ($1.55)                           ($1.32)

Weighted average shares outstanding                                      1,830,000                        12,359,029
                                                                        ==========                       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED



CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1996


                                                          ADDITIONAL                CUMULATIVE
                                                            PAID-IN   SUBSCRIPTION  TRANSLATION  ACCUMULATED
                                COMMON STOCK                CAPITAL    RECEIVABLE    ADJUSTMENT    DEFICIT           TOTAL
                                   SHARES         $            $             $               $               $             $

Balance at inception
(February 17, 1995)                      -          -              -           -           -                -              -
Issuance of common stock         8,996,664      8,997     10,308,657      (5,000)          -                -     10,312,654
Reverse acquisition of
Capital Media Group Limited        330,000        330            657           -           -                -            987
Translation adjustment                   -          -              -           -     (59,963)               -        (59,963)
Net loss                                 -          -              -           -           -       (2,831,667)    (2,831,667)
                                 ---------      ------     ---------       ------     -------      -----------    -----------
Balance at December 31, 1995     9,326,664      9,327     10,309,314      (5,000)    (59,963)      (2,831,667)     7,422,011
Issuance of common stock         3,336,664      3,336      6,808,337           -           -                -      6,811,673
Translation adjustment                   -          -              -           -     386,177                -        386,177
Net loss                                 -          -              -           -           -      (16,262,104)   (16,262,104)
                                ---------      ------     ---------       ------     -------      -----------    -----------
Balance at December 31, 1996    12,663,328     12,663     17,117,651      (5,000)    326,214      (19,093,771)    (1,642,243)
                                ==========     ======     ==========      ======     =======      ===========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED


CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1996



                                                             PERIOD FROM
                                                               INCEPTION
                                                           (FEBRUARY 17,           YEAR
                                                                1995) TO          ENDED
                                                            DECEMBER 31,   DECEMBER 31,
                                                                    1995           1996
                                                                       $              $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                      (2,831,667)   (16,262,104)
Adjustment to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortisation                                173,948        521,069
    Equity in net losses of investment in
      joint venture                                                 --          211,414
    Minority interest                                            (37,518)       (58,033)
Changes in assets and liabilities:
    Decrease/(increase) in inventories                           (50,114)        41,959
    Increase in accounts receivable                             (372,828)      (232,991)
    Increase in prepaid expenses                                (279,944)    (1,196,574)
    Increase in accrued expenses and accounts payable          1,491,757      2,252,550
    Increase/(decrease) in amounts due to
      minority shareholders                                       89,768       (288,786)
                                                              -----------   ------------
NET CASH USED IN OPERATIONS                                   (1,816,598)   (15,011,496)
                                                              -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                    (349,057)      (501,396)
Acquisition of intangible assets                                (373,257)      (180,444)
Acquisition of investments                                       (34,805)          --
Investment in joint venture                                         --         (393,822)
Acquisition of subsidiary undertakings, net of
  cash acquired                                                     --
                                                                (201,800)          --
                                                              -----------   ------------
NET CASH USED IN INVESTING ACTIVITIES                           (958,919)    (1,075,662)
                                                              -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares                              10,312,654      7,181,673
Commission paid on issuance of shares                               --         (370,000)
Loans taken out in the year                                         --        2,000,000
                                                              -----------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     10,312,654      8,811,673
                                                              -----------   ------------

NET INCREASE/(DECREASE) IN CASH                                7,537,137     (7,275,485)
Effect of exchange rate movements on cash                           --           58,418
Cash at start of period                                             --        7,537,137
                                                              -----------   ------------
Cash at end of period                                          7,537,137        320,070
                                                              ===========   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:


Cash payments for interest                                         6,171         33,334
Cash paid for taxes                                               (1,338)          --

The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1996

1.     SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries Capital Media (UK) Limited ("CM(UK)"), and Onyx Television GmbH ("Onyx") together with its 51% owned subsidiary Tinerama Investment AG ("Tinerama"), after the elimination of all significant intercompany balances and transactions. The company's investment in Blink TV Limited ("Blink"), a joint venture in which the company holds a 50% interest, has been accounted for using the equity method.

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

       INVENTORIES

       Inventories are stated at the lower of first-in, first-out cost and market value.

       INTANGIBLE ASSETS

       Intangible assets represent purchased broadcast licences, computer software and goodwill arising on acquisition of subsidiary undertakings. The amounts in the balance sheet are stated net of the related accumulated depreciation. Goodwill is amortised over ten years. Broadcast licences and computer software are amortised over their useful lives.

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are all stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as shown below:

       Buildings                                     25 to 50 years
       Fixtures, fittings and equipment              5 to 20 years

       FOREIGN CURRENCY

       Assets and liabilities of the Company's foreign subsidiaries in the United Kingdom and Germany are translated at year end exchange rates and the results of those subsidiaries at the average exchange rate for the year. The effects of these translation adjustments are reported in a separate component of shareholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in net income.

       Assets and liabilities of the Company's foreign subsidiary in Romania are translated at historical exchange rates in accordance with the temporal method. This is due to the hyper-inflationary situation in Romania.

       INCOME TAXES

       Full provision is made for all deferred tax liabilities. Deferred income tax assets are recognised for deductible temporary differences and net operating losses, reduced by a valuation allowance if it is more likely than not that some portion of the benefit will not be recognised.

       LEASES

       Operating leases are charged to the statement of operations in equal annual amounts over the term of the lease.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1996


2.     GOING CONCERN

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realisation of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 1996 and the period from February 17, 1995 to December 31, 1995, the Company incurred net losses of $16,262,104 and $2,831,667, respectively. At December 31, 1996 the Company had net current liabilities of $3,522,766 and its total liabilities exceeded its total assets by $1,026,448. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

       The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in note 13 the Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in note 13 to the financial statements.

3.     INCOME TAXES

       The income tax provision consisted of the following:

                                               PERIOD FROM
                                                 INCEPTION
                                             (FEBRUARY 17,               YEAR
                                                  1995) TO              ENDED
                                              DECEMBER 31,       DECEMBER 31,
                                                      1995               1996

       Current tax expense                        $ (1,338)          $ (6,623)
                                                  =========          ========

       Net operating loss carry forwards which give rise to deferred tax assets at December 31, 1996 are as follows:


                                               PERIOD FROM
                                                 INCEPTION
                                             (FEBRUARY 17,             YEAR
                                                  1995) TO            ENDED
                                              DECEMBER 31,     DECEMBER 31,
                                                      1995             1996

       Unutilised tax losses                    $ 717,000       $ 4,757,000
       Valuation allowances                      (717,000)       (4,757,000)
                                                ---------       -----------

       Total deferred tax assets                       --                --
                                                =========       ===========


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

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1996





4.     PROPERTY, PLANT AND EQUIPMENT

                                                         DECEMBER 31,      DECEMBER 31,
       Property, plant and equipment consists                    1995              1996
         of:                                                        $                 $

       Buildings                                              191,550           191,550
       Fixtures, fittings and equipment                     1,322,979         1,817,170
                                                            ---------         ---------

       Total property, plant and equipment                  1,514,529         2,008,720

       Less accumulated depreciation                         (235,846)         (533,436)
                                                            ---------         ---------
                                                            1,278,683         1,475,284
                                                            =========         =========

5.     INTANGIBLE ASSETS

                                                           DECEMBER 31,    DECEMBER 31,
                                                                   1995            1996
                                                                      $               $

       Purchased broadcast licences                            317,002          364,969
       Computer software                                             -          113,371
       Goodwill                                                588,017          588,017
                                                            ----------        ---------
                                                               905,019        1,066,357
       Less accumulated amortisation                           (33,272)        (262,536)
                                                            ----------        ---------
                                                               871,747          803,821
                                                            ==========        =========

6.     ACCOUNTS RECEIVABLE


                                                          DECEMBER 31,     DECEMBER 31,
                                                                  1995             1996
                                                                     $                $

       Accounts receivable comprise:

       Trade receivables                                             -          139,059
       VAT receivables                                               -          116,801
       Other debtors receivable within one year                347,209          498,243
       Other debtors receivable after one year                 183,306                -
                                                            ----------        ---------
                                                              530,515           754,103
                                                            ==========        =========

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1996

7.     COMMITMENTS AND CONTINGENCIES

       TRANSPONDER

       A bank guarantee was originally provided to PTT Telecom on November 30, 1995 in the amount of ECU 2,000,000 in relation to an agreement to lease transponder capacity in order to broadcast a television channel in Germany. The guarantee required as at December 31, 1996 stood at ECU 1,650,000 ($2,065,000 at December 31, 1996 exchange rates).

       The Company was not in a position to support the guarantee. As a result the guarantee has been provided by Universal Independent Holdings Limited ("Universal") (see Note 13).

       The Company is committed to paying ECU 5,359,000 ($6,705,000 at December 31, 1996 exchange rates) over the next two years for use of the transponder capacity under the terms of the agreement.

       LEASE COMMITMENTS

       In August 1995 the Company entered into an agreement to lease studio, post production and editing facilities in Dortmund, Germany. Under the terms of the agreement the Company is committed to paying DM 991,000 ($643,000 at December 31, 1996 exchange rates) per annum for the use of these facilities until February 1997. The Company is currently re-negotiating terms to remain in the facility at more beneficial terms.

       In January 1996 the Company entered into an agreement to lease master control and broadcast equipment and editing facilities at Ingleheim Germany. Under the terms of the agreement the Company is committed to paying DM 2,940,000 ($1,908,000 at December 31, 1996 exchange rates) per annum for the use of the equipment and facilities until January 2001. The lease can be terminated effective December 1998.

       In January 1996 the Company entered into an agreement to lease uplink capacity until January 1999, at a cost of approximately (pound)245,000 ($419,000 at December 31, 1996 exchange rates) per annum.

       The Company has also entered into leases for other office space in Germany and the UK, expiring between 1997 and 2002 at an annualised cost of $213,000 (at December 31, 1996 exchange rates).

       TINERAMA

       The shareholders' agreement between the Company and Telor International Limited ("Telor"), provides that if either party wants to transfer its ownership in Tinerama, it must first offer such ownership interest to the other party. It also provides that in the first four years commencing November 15, 1995, either shareholder may force a sale or purchase of its shares at a price specified in the notice given from one shareholder to the other.

8.     LITIGATION

       On May 9, 1996 Com TV Production und Vertrieb GmbH ("Com") and Nen TV ("Nen") in relation to their litigation with the Company served Further and Better Particulars of the Defence and Counterclaim, which provide details of matters alleged in the Defence and Counterclaim. The most significant detail given is that Com and Nen have quantified their estimated damages at DM3,325,438 ($2,158,000 at December 31, 1996 exchange rates) based on a 5% share in profits over a five year period.

       The Company has filed a Reply and Defence to the Counterclaim and believes that the Counterclaim is without merit and intends to vigorously contest the same.

       In connection with the same matter, the Company commenced proceedings against Mr John Garman. A Defence and Counterclaim has been served on the Company.

       Both actions have now been consolidated into one action and an Order for Directions was made on March 13, 1997 which sets out the steps to be taken up to and including the trial.

       The Company believes that both counterclaims are without merit, however, there can be no assurance as to the outcome of the claims.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1996

9.     TINERAMA

       Under the terms of the acquisition agreement, Tinerama had an option to acquire up to a further 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a price of Lei 1,000,000 ($325 at December 31, 1996) conditional upon certain financial targets. The option was valid for a period of six months from the date of finalisation of the 1995 financial statements of the Romanian subsidiaries on June 7, 1996.

       Tinerama considers that it is entitled to acquire the additional 10% shareholdings, but the share transfers have not been effected. Consequently, these accounts have been prepared on the basis of Tinerama's existing 51% shareholdings.

10.    WARRANTS

       The Company has the following warrants (all of which expire 36 months from the date of their effective future registration) outstanding at December 31, 1996.

       DESCRIPTION                                                   NUMBER

       Warrants for common stock exercisable at $4.00               5,200,000

       Warrants for common stock exercisable at $3.125              2,033,328

       Warrants for common stock exercisable at $2.50               2,200,000

       The warrants were issued in connection with a Private Placement Offering ("the Offering") which took place in December 1995 and January 1996. Warrants to purchase 4,200,000 and 1,000,000 shares of common stock at exercise prices of $4.00 and $2.50 per share were issued to investors in the Offering; warrants to purchase 1,000,000 and 433,328 shares of common stock at exercise prices of $4.00 and $3.125 per share respectively were issued to the placement agent and sub-distributors for the Offering; and warrants to purchase 1,600,000 and 1,200,000 shares of common stock at exercise prices of $3.125 and $2.50 respectively were issued to certain of the founding shareholders.

       On September 20, 1996, Mr Stephen Kornfeld was appointed to the Company's Board of Directors and became Co-Chairman at that time. In connection with Mr. Kornfeld providing services to the Company, the Company is in the process of issuing 300,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share to Kornfeld Associates International Inc. Additionally, several of the Company's founding shareholders will transfer shares of common stock and warrants to Kornfeld Associates International Inc.

11.    RE-DOMESTICATION

       The Company intends to re-domesticate its legal status to Bermuda or another non-U.S. jurisdiction as soon as reasonably practicable.

12.    BLINK TV LIMITED

       The Company has invested $428,628 (at December 31, 1996 exchange rates) in Blink which is a joint venture arrangement with Mirror Group PLC ("Mirror"). Mirror owns 50% of the share capital of Blink and has financed the purchase of equipment for the use of Blink and provided working capital to Blink. The Company and Mirror jointly control and manage Blink. The investment in Blink has been accounted for in these financial statements by the equity method.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1996

13.    LIQUIDITY AND CAPITAL RESOURCES

       The Company is currently using its cash reserves to fund its operations. Due to the poorer than expected advertising revenues at Onyx and higher than planned expenditures in connection with the launch and first year operation of Onyx, the funds raised by the Company in late 1995 and early 1996 have been expended earlier than anticipated.

       To fund its operations beyond the end of 1996, the Company will need to raise significant additional capital. At present the Company is considering various options to raise additional funding for its capital resources, including potential direct investments by third parties into Onyx or sales of the company's investments. However, other than as set forth herein, no arrangements have been entered into to date. There can be no assurance that additional working capital will be available on terms acceptable to the Company. The failure to obtain the additional funding required will almost certainly have a material and adverse impact on the Company's operations and financial position.

       On October 31, 1996, CM (UK) entered into an agreement to borrow up to $2.0 million from Instar Holdings, Inc. ("Instar") to fund working capital requirements ("the Instar loan"). The loan was originally due for repayment on December 31, 1996, or such earlier date as the Company raises additional funds to repay the loan. The loan is guaranteed by the Company and Onyx, and is secured by a charge on substantially all of the Company's assets. Interest is payable monthly on the loan, at the rate of 2% above Lloyds Bank's base rate.

       The terms of the Instar Loan were amended in January 1997 to provide that:

       (i) the principal repayment date is now June 1, 1997, or if earlier, the date on which the Company makes a private placement of its securities (other than referred to in note 14 below) in an amount equal to or greater than the amount outstanding under the loan; and

       (ii) the loan is now convertible, at the option of each holder of a portion of the loan, into fully paid shares of common stock at a conversion rate of one share of common stock for each $ 0.50 principal amount of the loan.

       On October 31, 1996, CM (UK) entered into a deed of counter-indemnity ("Deed") with Universal, a BVI corporation. The Deed secures the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guarantee. (See note 7 to Notes to Consolidated Financial Statements.)

       CM (UK)'s obligations under the Deed are guaranteed by the Company and Onyx, and are secured by a charge on substantially all of the Company's assets.

       Instar and Universal have agreed that their liens on the Company's assets shall rank parri-passu.

14.    SUBSEQUENT EVENTS

       On January 13, 1997, the Company issued a Private Placement Memorandum offering of its securities to accredited investors including to all existing shareholders. In the offering, the Company sold an aggregate of 12,000,000 shares of common stock, $0.001 par value per share, at a purchase price of $0.50 per share. On March 3, 1997, the offering closed and the aggregate net proceeds to the Company were approximately $5,850,000 after costs.

       The proforma balance sheet as at December 31, 1996 represents the company's intentions for the use of the additional funds raised by the private placement.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1996

15.    RELATED PARTY TRANSACTIONS

       INSTAR HOLDINGS, INC

       Messrs. Hauptmann, Leitner and Townsley have interests of $200,000, $500,000 and $300,000 respectively in the $2.0 million loan provided by Instar and referred to in Note 13. Messrs. Hauptmann and Leitner are shareholders and directors of the Company. Mr Townsley resigned from the Company's Board of Directors in January 1997.

       TELOR INTERNATIONAL LIMITED

       Telor owns 49% of Tinerama and had an amount of $411,600 owing from that company at December 31, 1996. Mr Hauptmann, a director and shareholder of the Company, is a principal of Telor.

       TOWNSLEY & CO.

       Mr. Townsley, a director of the Company until January 1997, is Managing Director of Townsley & Co., a UK brokerage firm. which participated in the private placement in winter 1995/96, receiving direct commissions of $210,000, 86,665 shares of common stock and warrants to purchase 86,665 shares and 218,750 shares of common stock at $3.125 and $4.00 respectively.

       INTERNATIONAL CAPITAL GROWTH, LTD

       The predecessor of International Capital Growth, Ltd ("ICG") was the placement agent in connection with the winter 1995/96 private placement, for which it received direct commissions and expense allowances of an aggregate of $1,339,000, 346,663 shares of common stock and warrants to purchase 346,663 and 781,250 shares of common stock at $3.125 and $4.00 respectively. Mr. Hollander, a director of the company, is Senior Vice-President and a director of ICG.

       KESTREL SA

       Kestrel SA ("Kestrel"), a Switzerland based investment firm, holds shares of common stock and warrants in the Company for the benefit of multiple owners. Clients of Kestrel control Universal which has arranged for the transponder guarantee referred to in note 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS

         As of April 24, 1997, the directors and executive officers of the Registrant are as follows:

NAME                          AGE     POSITION
----                          ---     --------

Charles Koppel                 30     Co-Chairman, President, Chief Executive Officer and
                                      Corporate Secretary
Stephen Kornfeld               57     Co-Chairman
Karl Hauptmann                 36     Director
James Leitner                  42     Director
Barry Llewellyn                35     Director and Director of Sales and Advertising
Stanley Hollander              59     Director
Marc Sillam                    39     Director
Jean-Francois Klein            32     Director
Stephen Coleman                50     Chief Financial Officer

         MMP, S.A., a French corporation acting for its principal, Groupe AB, which owns 3.2 million shares of the Company's Common Stock, has the right to designate two members to the Board of Directors. Messrs. Sillam and Klein currently serve as Groupe AB's nominees to the board.

         If the Unimedia acquisition is completed, the Board has agreed to take steps to add four additional persons who are not currently directors of the Company and who shall be designated by Unimedia for election to the Board. See
Item 1. DESCRIPTION OF BUSINESS -- PROPOSED ACQUISITION OF UNIMEDIA.

BUSINESS EXPERIENCE

         Charles Koppel has been the Co-Chairman of the Board, President, Chief Executive Officer and Secretary of the Company since its inception in February 1995. Prior thereto: (i) from April 1994 to December 1994, he was the executive director of Waverly International, Ltd., a media holding company; (ii) from January 1993 to January 1994, he was a consultant; (iii) from January 1991 to December 1992, he was an executive with the Flextech PLC, a media holding company; and (iv) from June 1990 to December 1990, he was employed as a derivatives intern by Merrill Lynch International.

         Stephen Kornfeld was appointed Co-Chairman of the Board of Directors on September 20, 1996. From January 1989 until September 1993, Mr. Kornfeld was the Chairman and Chief Executive Officer of JWP International, Inc. and its subsidiaries, including Drake and Skull Engineering. JWP International was during that period one of the worlds leading mechanical, electrical and facilities management contractors. In 1992, JWP Corp., the parent company of the foregoing entities, and of which Mr. Kornfeld was a vice president from 1992 until September 1993 but not a director, filed for protection under Chapter 11 of the United States Bankruptcy Code. None of the entities for which Mr. Kornfeld had principal responsibility were involved in the bankruptcy proceeding of JWP Corp. Such bankruptcy has since been discharged. Since September 1993, Mr Kornfeld has acted as an investor and a consultant to several companies.

         Karl Hauptmann has been a director of the Company since September 29, 1995. Since 1992, Mr. Hauptmann has been the Managing Director of Europa Capital Management, a Prague based investment bank which analyzes investment opportunities in Central and Eastern Europe. Prior thereto, from April 1990 to August 1991, Mr. Hauptmann was a Managing Director at Merrill Lynch, where he oversaw its European derivative securities operation.

         James Leitner has been a director of the Company since November 15, 1995. Since June 1991, Mr. Leitner has been the President of Falcon Management, a fund management group involved in both U.S.-based and offshore investment funds. Mr. Leitner has been involved in the trading of currencies and fixed income instruments during his employment with Bankers Trust Company from May 1986 to May 1991.

         Barry Llewellyn has been a director of the Company since May 1995 and has been the Director responsible for Sales and Advertising activities and more recently for the Blink TV operation. Prior to joining the Company, from October 1987 to May 1995, Mr. Llewellyn held various positions with MTV Europe. Most recently, Mr. Llewellyn was a part of the launch team for VH-1 in the United Kingdom.

         Stanley Hollander has been a director of the Company since January 1996. Since 1993, Mr. Hollander has been an executive officer and a director of International Capital Growth, Ltd. ("ICG"), an investment banking firm, and its predecessors. Prior thereto, from 1989 to 1993, he was a Managing Director and joint head of Corporate Finance at Gruntal & Co. Incorporated, and from 1985 to 1989, he was a Managing Director at Ladenberg Thalman & Co., Inc. From 1979 to 1985, Mr. Hollander was a co-owner and Vice President of Zemex Electronics-Stanlee, and from 1959 to 1975, he was President of All Brand Appliance Brand Mart, both distributors of consumer electronics. Mr. Hollander serves as a director of Specialized Health Products, Inc.

         Marc Sillam has been employed by Groupe AB for more than the last five years and is currently Executive Vice President and Chief Operating Officer of Groupe AB.

         Jean-Francois Klein has been employed by Groupe AB for more than the last five years and is currently Vice President and Chief Financial Officer of Groupe AB.

         Stephen Coleman was appointed Chief Financial Officer of the Company in November 1996. From March 1993 until November 1996, Mr. Coleman was Director of Finance at Lightworks Editing Systems, a United Kingdom digital editing systems designer and manufacturer which was acquired by Tektronix, Inc. in 1995. Prior to February 1993, Mr. Coleman served as Senior Financial Analyst at BICC PLC and Financial Director of Bennett & Fountain Group PLC. Mr. Coleman qualified as a Chartered Certified Accountant in 1977.

         Barry Townsley and Martin Loat, who had previously been directors of the Company, resigned from the Board in January 1997 and October 1996, respectively.

         Montegue Koppel, the father of Charles Koppel, has from time to time acted, and may in the future act, as an advisor to the Company with regard to its business activities. Mr. Koppel has also assisted the Company, without remuneration, in obtaining several of the investors who acquired shares in the Company's recently completed private placement and in arranging the Instar loan and the Universal transponder guaranty. Mr. Koppel has advised the Company that he does not have a beneficial interest, either directly or indirectly, in any of the shares of the Company's common stock owned by Charles Koppel and that he does not beneficially own, either directly or indirectly, more than a five percent beneficial interest in the Company's common stock.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16c-3(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the Company's fiscal year ended December 31, 1996 and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, except as set forth below, no person who at any time during the fiscal year ended December 31, 1996 was a director, officer or, to the knowledge of the Company, a beneficial owner of more than 10% of any class of equities securities of the Company registered pursuant to Section 12 of the Exchange At failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1996. All of the Forms 3 and 4 required to be filed by executive officers and directors of the Company during the fiscal year ended December 31, 1996 are believed by the Company to have been filed late.

ITEM 10.          EXECUTIVE OFFICERS

         The following table sets forth information about the compensation paid or accrued during 1996 to the Registrant's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose aggregate direct compensation exceeded $100,000.

                                           SUMMARY COMPENSATION TABLE
                                           --------------------------
                                                                                       LONG-TERM
                                                ANNUAL COMPENSATION                    COMPENSATION
                                  ------------------------------------------           ------------
                                                                       OTHER ANNUAL                  ALL OTHER
NAME                                YEAR         SALARY      BONUS    COMPENSATION(1)   OPTIONS    COMPENSATION
                                                   ($)        ($)           ($)           (#)           ($)
                                  ------        --------     -----    ---------------   -------    -------------


Charles Koppel                     1996          160,000      --            --                --            --
Barry Llewellyn                    1996          160,000      --            --                --            --


EMPLOYMENT AGREEMENTS

         Mr. Koppel has a service agreement with the Company under which he is entitled to an annual base salary of (pound)100,000 ($160,000). In addition Mr. Koppel's service agreement provides that Mr. Koppel is entitled to receive such bonuses and employee benefits as the Company Board of Directors may determine. The agreement provides for successive automatic one-year terms unless terminated upon one year's prior notice in writing.

         Mr. Llewelyn has a service agreement with the Company under which he is entitled to annual base salary of (pound)100,000 ($160,000). In addition, Mr. Llewelyn's service agreement provides that Mr. Llewelyn is entitled to receive such bonuses and employee benefits as the Company's Board of Directors may determine. The agreement provides for successive automatic one-year terms unless terminated upon one year's prior notice in writing.

         On September 20, 1996, Stephen Kornfeld was appointed to the Company's Board of Directors. Mr. Kornfeld also became Co-Chairman of the Board at that time. Kornfeld Associates International, Inc. ("KAI") has a consulting agreement with the Company pursuant to which Mr. Kornfeld provides services. As compensation for such services, KAI has received certain securities of the Company. See Item 5. MARKET INFORMATION AND OTHER SHAREHOLDERS MATTERS and Item
11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Mr. Coleman has an arrangement with the Company to serve as its Chief Financial Officer, under which he is entitled to an annual base salary of (pound)100,000 ($160,000). The agreement provides for successive automatic one-year terms unless terminated upon one year's prior notice in writing. In addition, Mr. Coleman may receive such other benefits as shall be determined by the Board of Directors. The arrangement also contemplates that Mr. Coleman will receive warrants to purchase 100,000 shares of the Company's Common Stock in each of 1996,

1997 and 1998, subject to cancellation of the warrants upon Mr. Coleman's resignation or termination of his employment by the Company for cause.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 24, 1997, certain information regarding the Common Stock, owned of record or beneficially by (i) each person who owns beneficially more than 5% of the outstanding Common Stock;
(ii) each of the Registrant's directors and named executive officers; and (iii) all directors and executive officers as a group. At April 24, 1997, there were 24,663,328 shares of the Company's common stock, $.001 par value per share (the "Common Stock") issued and outstanding. See Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS for a description of the Company's outstanding securities.

                                                  SHARES            PERCENT OF OUTSTANDING
         NAME OF BENEFICIAL OWNER           BENEFICIALLY OWNED           COMMON STOCK
         ------------------------           ------------------      ----------------------

Charles Koppel(1)(2)                            2,671,000                     10.6%

Stephen Kornfeld(3)                               740,000                      3.1%

Barry Llewellyn(4)                                660,000                      2.6%

Karl Hauptmann(5)                               2,241,320                      8.9%

James Leitner(6)                                2,066,140                      8.1%

Stanley Hollander(7)                               90,000                       *

Edgeport Nominees(8)                            1,433,550                      5.7%

Unimedia, S.A.(9)                               4,000,000                     16.2%

Groupe AB(10)                                   5,000,000                     18.9%

Kestrel, S.A. (11)                              2,064,262                      8.2%

Instar Holdings, Inc.(12)                       4,000,000                     14.0%

Directors and Executive Officers
as a group (8 persons)                          8,433,460                     33.4%

-----------------------------------
*  Less than 1%.
(footnotes on next page)

----------------------------------
(footnotes from prior page)

(1) A portion of Mr. Koppel's shares are owned of record by Clifton Securities Limited ("Clifton"), a corporation controlled by Mr. Koppel. Also includes warrants to purchase 640,000 shares of Common Stock at an exercise price of $3.125 per share.

(2) Mr. Koppel controls the power to vote and dispose of all of the shares of Common Stock owned by Clifton. However, Mr. Koppel is the beneficial owner of only 1,287,500 of the 1,750,000 shares of Common Stock owned by Clifton, and of all of the 560,000 warrants owned by Clifton. The balance are held for the account of third parties, including Messrs. Leitner and Hauptmann.

(3) Includes 400,000 Shares of Common Stock to be issued to Kornfeld Associates International, Inc. ("KAI") and options to purchase an additional 200,000 Shares of Common Stock at an exercise price of $2.50 per Share. Of these shares, 100,000 shares and 100,000 warrants are being transferred to KAI by current shareholders of the Company. Also includes shares held in various trusts of which Mr. Kornfeld is the trustee.

(4) A portion of Mr. Llewellyn's shares are owned of record by Spencer Services Limited ("Spencer"), a corporation controlled by Mr. Llewellyn. Also includes warrants to acquire 160,000 shares of Common Stock at an exercise price of $3.125 per share.

(5) Owned of record by Telor International Limited ("Telor"), a corporation controlled by Mr. Hauptmann. Includes warrants to acquire (i) 200,000 shares of Common Stock at an exercise price of $2.50 per share, (ii) 133,320 shares of Common Stock at an exercise price of $3.125 per share, and (iii) 67,500 shares of Common Stock at an exercise price of $4.00 per share. Excludes 62,500 shares owned by Clifton for Mr. Hauptmann's benefit and 400,000 shares issuable to Mr. Hauptmann upon the conversion of his portion of the Instar loan. See footnotes 2 and 12.

(6) A portion of Mr. Leitner's securities are owned of record by Bandesco Falcon, a corporation controlled by Mr. Leitner. Includes warrants to purchase (i) 400,000 shares of Common Stock at an exercise price of $2.50 per share, (ii) 266,640 shares of Common Stock at an exercise price of $3.125 per share, and (iii) 133,333 shares of Common Stock at an exercise price of $4.00 per share. Excludes 50,000 shares owned by Clifton for Mr. Leitner's benefit and 1,000,000 shares issuable to Mr. Leitner upon the conversion of his portion of the Instar loan. See footnotes 2 and 12.

(7) Includes warrants to purchase (i) 15,000 shares at an exercise price of $4.00 per share, and (ii) 15,000 shares at an exercise price of $2.50 per share. Does not include shares of Common Stock and warrants owned of record by ICG. Mr. Hollander disclaims beneficial ownership of such securities.

(8) Edgeport Nominees holds these securities for the benefit of customers of Townsley & Co. Includes warrants to purchase 86,665 shares of common stock at an exercise price of $3.125 per share. Barry Townsley, the principal of Townsley & Co. and a former director of the Company, also owns an additional 105,000 shares of the Company's common stock, warrants to purchase 52,500 shares of the Company's Common stock at an exercise price of $4.00 per share and the right to receive 600,000 shares upon the conversion of his portion of the Instar loan (see footnote 12 below), which are excluded.

(9) Unimedia, S.A. purchased these shares with funds borrowed from Universal Independent Holdings Limited ("Universal"). Universal has guaranteed the Company's transponder lease (see Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION and Note 11 of Notes to Consolidated Financial Statements). See Item 1. DESCRIPTION OF BUSINESS -- PROPOSED ACQUISITION OF UNIMEDIA for information regarding the Company's proposed acquisition of Unimedia.

(10) Includes warrants to purchase 1,800,000 shares of Common Stock at an exercise price of $4.00 per share. Messrs. Klein and Sillam disclaim beneficial ownership over the shares and warrants owned by Groupe AB.

(11) Kestrel, S.A., a Switzerland based investment firm, has advised the Company that it holds these shares of the Common Stock and warrants to purchase additional shares of Common Stock for the benefit of multiple owners. Clients of Kestrel also control Universal, which has arranged for the transponder guarantee and loaned funds to Unimedia, S.A. which were used by Unimedia to acquire its interest in the Company. See footnote 9 above. Kestrel has advised the Company that it holds these securities in non-discretionary accounts and that it does not have the power to vote or dispose of the shares of Common Stock held by it.

         Kestrel has also advised the Company that no affiliate of the Company has an interest in these securities and that none of the beneficial owners of these securities has a five percent or more direct or indirect beneficial interest in the Common Stock. Includes warrants to purchase (1) 200,000 shares of Common Stock at an exercise price of $2.50 per share, (ii) 133,320 shares of Common Stock at an exercise price of $3.125 per share, and (iii) 67,500 shares of Common Stock at an exercise price of $4.00 per share.

(12) Shares of Common Stock issuable to Instar if it converts, at its option, the Instar loan into shares of Common Stock at a conversion rate of $.50 per share. A portion of the shares of Common Stock issuable to Instar if it were to convert its loan into shares of Common Stock would be issuable to Messrs, Hauptmann, Leitner and Townsley. Instar has advised the Company that other than Messrs. Hauptmann, Leitner and Townsley, no affiliate of the Company is part of the Instar lending group. Instar has also advised the Company that it holds the Instar loan for the benefit of multiple owners and that it does not have the power to vote or dispose of the shares which it holds. Instar has also advised the Company that none of the other holders of a portion of the Instar loan (other than Messrs. Leitner, Hauptmann and Townsely) would, upon conversion, hold more than a five percent interest in the Company's outstanding Common Stock. See Item 1. DESCRIPTION OF BUSINESS and Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES and footnotes 5, 6 and 8 above.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1996, CM (UK) entered into the Bridge Loan to borrow US $2.0 million from Instar. Messrs. Hauptmann, Leitner and Townsley have an interest in the Bridge Loan as part of the lending group. Messrs. Hauptmann and Leitner are members of the Company's Board of Directors and Mr. Townsley resigned from the Company's Board in January 1997. The Bridge Loan was originally due for repayment on December 31, 1996. The Bridge Loan is guaranteed by the Company and Onyx and is secured by a charge of substantially all of the Company's assets. Interest is payable monthly on the Bridge Loan, at the rate of 2% above Lloyd Bank's base rate.

         The terms of the Bridge Loan were amended in January 1997, to provide that (i) the principal repayment date is now June 1, 1997, or if earlier, the date on which the Company makes a private placement of its securities (other than the private placement completed in March 1997) in an amount equal to or greater than the amount outstanding under the Bride Loan and (ii) the Bridge Loan is convertible, at the option of each holder thereof, into fully paid shares of Common Stock at a conversion rate of one share of Common Stock for each US $.50 principal amount of the Bridge Loan.

         Karl Hauptmann, a director and shareholder of the Registrant, is a principal of Telor International Limited ("Telor"). CM(UK) owns 51% of Tinerama Investments AG and Telor owns 49% of Tinerama Investments AG. Mr. Hauptmann is also a director of Tinerama Investments AG. Tinerama Investments AG beneficially owns 51% of five Romanian corporations which compose Tinerama.

         Townsley & Co., a U.K. brokerage firm, participated in the Company's winter 1995/96 private placement for which it received direct commissions of $210,000, 86,665 shares of Common Stock and warrants to purchase 86,665 shares and 218,750 shares, respectively, of Common Stock at an exercise price of $3.125 and $4.00, respectively. Barry Townsley, Managing Director of Townsley & Co., was a Director of the Company until January 1997.

         Stanley Hollander, a director of the Company, is Senior Vice President and a director of ICG. The predecessor of ICG was the placement agent in connection with the Company's winter 1995/96 private placement, for which it received direct commissions and expense allowances of an aggregate of $1,339,000, 346,663 shares of Common Stock and warrants to purchase 346,663 and 781,250 shares of Common Stock at an exercise price of $3.125 and $4.00, respectively. Of these amounts, a portion of the commmissions and warrants were paid to subdistributors who participated in the placement, including Townsley & Co.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (A)    EXHIBITS

         2.1. Agreement and Plan of Reorganization, dated December 29, 1995, by and among Cardinal Capital Corp. and the shareholders of ECL (1).

         2.2 Agreement and Plan of Reorganization, entered into effective as of March 4, 1997 by and among the Company, Unimedia S.A., a company organized under the laws of the Republic of France and certain shareholders of Unimedia, S.A. (incorporated by reference from the Company's Current Report on Form 8-K, dated March 14, 1997).

         3.1 Amendment to Articles of Incorporation (incorporated by reference from the Company's Current Report on Form 8-K, dated December 29, 1995).

         4.1 Form of warrant issued in connection with Registrant's private placement of securities (1).

         10.1 Service Agreement dated September 27, 1995, between the Registrant and Charles Koppel (1).

         10.2 Service Agreement dated September 27, 1995, between the Registrant and Barry Llewellyn (1).

         10.3 Shareholders Agreement dated November 15, 1995, among Telor International Limited, Europa Capital Management Limited, Tinerama Investments A.G. and the Registrant (1).

         10.4     Transponder Lease between PTT Telecom BV and the Registrant
                  (1).

         10.5 Contract for On-Site Satellite Uplink Service between BT Telecom (Deutschland) GmbH and the Registrant (1).

         10.6 Service Agreement between Onyx Television and Wagner & Taunusfilm Television GmbH (1).

         10.7 Letter Agreement dated December 6, 1995 between Onyx Television GmbH and Studio Dortmund (1).

         10.8 Facility letter dated October 31, 1996 made between Instar Holdings, Inc. and Capital Media (UK) Limited (2).

         10.9 Debenture dated October 31, 1996 made between Instar Holdings, Inc. and Capital Media (UK) Limited (2).

         10.10 Security Assignment dated October 31, 1996 made between Capital Media (UK) Limited and Instar Holdings, Inc. (2).

         10.11 Charge Over Shares and Securities dated October 31, 1996 made between Capital Media Group Limited and Instar Holdings, (2).

         10.12 Guarantee dated October 31, 1996 made between Instar Holdings, Inc. and the Guarantors (2).

         10.13 Deed of Counter -Indemnity dated October 31, 1996 made between Capital Media (UK) Limited and Universal Independent Holdings Limited(2).

         10.14 Side letter to the Deed of Counter-Indemnity dated October 31, 1996 from Universal Independent Holdings Limited to Capital Media (UK) Limited (2).

         10.15 Debenture dated October 31, 1996 made between Universal Independent Holdings Limited and Capital Media (UK) Limited
                  (2).

         10.16 Security Assignment dated October 31, 1996 made between Capital Media (UK) Limited and Universal Independent Holdings Limited (2).

         10.17 Charge Over Shares and Securities dated October 31, 1996 made between Capital Media Group Limited and Universal Independent Holdings Limited (2).

         10.18 Guarantee dated October 31, 1996 made between Universal Independent Holding Limited and the Guarantors (2).

         10.19 Deed of priorities dated October 31, 1996 made between Instar Holdings, Inc. and Universal Independent Holdings Limited and Capital Media (UK) Limited.

         10.20 Deed of priorities dated October 31, 1996 made between Instar Holdings, Inc. and Universal Independent Holdings Limited and Capital Media Group Limited (2).

         21.1     Subsidiaries.*

         27.1     Financial Data Schedule.*

-------------------------
*  filed herewith

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.


(B)      REPORTS ON FORM 8-K

         (i) A Current Report on 8-K relating to the completion of a private placement of the Company's securities was filed on March 14, 1997.

         (ii) A Current Report on 8-K relating to the Company's entering into the Agreement and Plan of Reorganization with Unimedia was filed on March 25, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 1997.

                              CAPITAL MEDIA GROUP LIMITED

                              By:/s/ CHARLES KOPPEL
                                 ------------------------------------
                                Charles Koppel, Co-Chairman, President and
                                Chief Executive Officer (Principal Executive
                                Officer)

       In accordance with the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                                    TITLE                                DATE
          ---------                                    -----                                ----

 /s/ Charles Koppel                        Co-Chairman, President and Chief             May 1, 1997
----------------------------------         Executive Officer (Principal                       --
Charles Koppel                             Executive Officer

 /s/ STEPHEN KORNFELD                      Co-Chairman and Director                     May 1, 1997
----------------------------------                                                            --
Stephen Kornfeld

 /s/ STEPHEN COLEMAN                       Chief Financial Officer (Principal           May 1, 1997
----------------------------------         Financial Officer)                                 --
Stephen Coleman


 /s/ BARRY LLEWELLYN                       Director of Sales and Advertising            April 30, 1997
----------------------------------         and Director                                       --
Barry Llewellyn

 /s/ KARL HAUPTMANN                        Director                                     April 28, 1997
----------------------------------                                                            --
Karl Hauptmann





          SIGNATURE                                          TITLE                               DATE
          ---------                                          -----                               ----


---------------------------------
James Leitner                                    Director                                     April   , 1997
                                                                                                    --

/s/ STANLEY HOLLANDER                            Director                                     April 28, 1997
----------------------------------                                                                  --
Stanley Hollander


                                                 Director                                     April   , 1997
-------------------------------------                                                               --
Marc Sillam

                                                 Director                                     April   , 1997
-------------------------------------
Jean-Francois Klein
