Form 10QSB
period 1997-03-31
CAPITAL MEDIA GROUP LTD
filed 1997-05-20
CIK 790025

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _____________ to_____________.

                           Commission File No. 0-21051

                          CAPITAL MEDIA GROUP LIMITED

-------------------------------------------------------------------------
              (exact name of small business issuer in its charter)

Nevada                                                      87-0453100
-------------------------------------------      -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

25 James Street, London                                       WIM 5HY
-------------------------------------------      -------------------------------
(Address of principal executive offices)                    (Zip Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES X NO__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,056,661 of Common Stock

       Transitional Small Business Disclosure Format. YES  [ ]  NO  [X]


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Unaudited financial statements for the quarter covered by this report are attached hereto in accordance with item 310(b) of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

Unaudited consolidated balance sheet at March 31, 1997
     and December 31, 1996........................................................................................3

Unaudited consolidated statement of operations for the three months ended March 31, 1997 and 1996.........................................................................4

Unaudited consolidated statement of stockholders' equity for the three months ended March 31, 1997........................................................................5

Unaudited consolidated statement of cash flows for the three months ended March 31, 1997 and 1996.........................................................................6

Notes to the unaudited consolidated financial statements..........................................................7


CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEET
FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                         NOTE                       MARCH 31,      DECEMBER 31,
                                                                                         1997              1996

                                                                                            $                 $
ASSETS
Cash                                                                                2,764,017           320,070
Accounts receivable, net of allowances for doubtful
accounts of $18,355 (December 31, 1996 -
$10,399)                                                    6                         818,142           754,103
Inventories                                                                            62,430            38,455
Prepaid expenses and deposits                                                       1,370,050         1,481,836
                                                                                -------------     -------------

TOTAL CURRENT ASSETS                                                                5,014,639         2,594,464

Investments                                                                           144,607           217,213
Intangible assets, net of accumulated amortization
of $312,818 (December 31, 1996 - $262,536)                  5                         725,033           803,821

Property, plant and equipment, net                          4                       1,396,873         1,475,284
                                                                                -------------     -------------

TOTAL ASSETS                                                                        7,281,152         5,090,782
                                                                                =============     =============

LIABILITIES AND STOCKHOLDERS'
EQUITY

Accounts payable                                                                    1,713,590         1,378,801
Accrued expenses                                                                    1,467,070         2,310,261
Loans repayable within one year                            13                       2,057,168         2,016,568
Amounts due to minority shareholders                                                  431,600           411,600
                                                                                -------------     -------------
TOTAL LIABILITIES                                                                   5,669,428         6,117,230

COMMITMENTS AND CONTINGENCIES                             7,8                               -                 -

MINORITY INTEREST IN SUBSIDIARIES                                                     560,900           615,795

                                                                                -------------     -------------

                                                                                    6,230,328         6,733,025
                                                                                -------------     -------------
STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding                                          -                 -
Common stock - 50,000,000 shares authorized:
$0.001 par value 24,663,328 (December 31, 1996 -
12,663,328) issued and outstanding                         13                          24,663            12,663
Additional paid in capital                                                         23,038,417        17,117,651
Subscriptions receivable                                                               (5,000)           (5,000)
Cumulative translation adjustment                                                   1,714,725           326,214
Accumulated deficit                                                               (23,721,981)      (19,093,771)
                                                                                -------------     -------------
TOTAL STOCKHOLDERS' EQUITY                                                          1,050,824        (1,642,243)
                                                                                -------------     -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                7,281,152         5,090,782
                                                                                =============     =============


The accompanying notes are an integral part of these unaudited consolidated financial statements.


  CAPITAL MEDIA GROUP LIMITED
  UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                                            3 MONTHS             3 MONTHS
                                                                            ENDED                ENDED
                                                                            MARCH 31,            MARCH 31,
                                                         NOTE               1997                 1996

  Revenue                                                                      407,038              478,158

  Operating costs
    Staff costs                                                                831,175              665,499
    Depreciation and amortization                                              122,233              199,988
    Operating expenses                                                       4,022,985            2,556,115
                                                                           -----------         ------------
                                                                            (4,976,393)          (3,421,602)
                                                                           -----------         ------------

  Operating loss                                                            (4,569,355)          (2,943,444)

  Equity in net losses of investment in
    joint venture                                           12                 (67,290)                   -
  Interest income net                                                          (47,503)              20,591
  Minority interest                                                             41,231                5,115
  Other income                                                                  15,246                  643
                                                                           -----------         ------------

  Loss before taxation                                                      (4,627,671)          (2,917,095)

  Tax provision                                              3                    (539)                 (41)
                                                                           -----------         ------------

  Net loss                                                                  (4,628,210)          (2,917,136)
                                                                           ===========         ============

  Net loss per share                                                            ($0.28)              ($0.25)

  Weighted average shares outstanding                                       16,663,328           11,446,131
                                                                           ===========         ============


The accompanying notes are an integral part of these unaudited consolidated financial statements.


  CAPITAL MEDIA GROUP LIMITED
  UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                            ADDITIONAL                 CUMULATIVE
                                                COMMON      PAID-IN       SUBSCRIPTION TRANSLATION     ACCUMULATED
                                                STOCK       CAPITAL       RECEIVABLE   ADJUSTMENT        DEFICIT           TOTAL
                                 SHARES         $            $             $            $             $               $
  Balance at December 31, 1996   12,663,328      12,663      17,117,651     (5,000)      326,214      (19,093,771)     (1,642,243)

  Issuance of common stock       12,000,000      12,000       5,920,766          -             -              -         5,932,766

  Translation adjustment                  -           -               -          -     1,388,511              -         1,388,511

  Net loss                                -           -               -          -             -       (4,628,210)     (4,628,210)
                               ------------   ---------     -----------   --------     ---------      -----------      ----------

  Balance at March 31, 1997      24,663,328      24,663      23,038,417     (5,000)    1,714,725      (23,721,981)      1,050,824
                               ============   =========     ===========   ========     =========      ===========      ==========


The accompanying notes are an integral part of these unaudited consolidated financial statements.


  CAPITAL MEDIA GROUP LIMITED
  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                                      3 MONTHS ENDED           3 months ended
                                                                           MARCH 31,                March 31,
                                                                                1997                     1996
                                                                                   $                        $
  CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                (4,628,210)              (2,917,136)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                        122,233                  259,941
        Equity in net losses of investment in joint
          venture                                                             67,290                        -
        Minority interest                                                    (54,895)                  (5,115)
  Changes in assets and liabilities:
        (Increase) in inventories                                            (23,975)                  (7,190)
        (Increase) in accounts receivable                                    (94,577)                (983,375)
        Decrease (increase) in prepaid expenses                              171,794                  (20,253)
        Decrease in accrued expenses and
          accounts payable                                                  (236,750)                (167,806)
        Increase (decrease) in amounts due to minority
          shareholders                                                        20,000                 (202,788)
                                                                        ------------          ---------------


  NET CASH USED IN OPERATIONS                                             (4,657,090)              (4,043,722)
                                                                        ------------          ---------------


  CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                               (15,927)              (2,286,814)
  Acquisition of intangible assets                                                 -                        -
  Acquisition of investments                                                       -                        -
  Investment in joint venture                                                      -                        -
  Acquisition of subsidiary undertakings, net of
    cash acquired                                                                  -                        -
                                                                        ------------            -------------


  NET CASH USED IN INVESTING ACTIVITIES                                      (15,927)              (2,286,814)
                                                                        ------------            -------------


  CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of shares                                         5,932,766                6,971,673
  Commission paid on issuance of shares                                            -                        -
  Loans taken out in the year                                                                               -
                                                                        ------------            -------------


  NET CASH PROVIDED BY FINANCING ACTIVITIES                                5,932,766                6,971,673
                                                                        ------------            -------------


  NET INCREASE / (DECREASE) IN CASH                                        1,259,749                  641,137
  Effect of exchange rate movements on cash                                1,184,198                  190,366
  Cash at start of period                                                    320,070                7,537,137
                                                                        ------------            -------------


  CASH AT END OF PERIOD                                                    2,764,017                8,368,640
                                                                        ============            =============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:

  Cash payments for interest                                                  11,685                    9,469
  Cash paid for taxes                                                            539                       41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

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

         INTERIM ADJUSTMENTS

         The consolidated financial statements as, and for the periods ended, March 31, 1997 and March 31, 1996, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

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

         INTANGIBLE ASSETS

         Intangible assets represent purchased broadcast licences, computer software and goodwill arising on acquisition of subsidiary undertakings. The amounts in the balance sheet are stated net of the related accumulated depreciation. Goodwill is amortized over ten years. Broadcast licences and computer software are amortized over their useful lives.

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

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

         INCOME TAXES

         Full provision is made for all deferred tax liabilities. Deferred income tax assets are recognized for deductible temporary differences and net operating losses, reduced by a valuation allowance if it is more likely than not that some portion of the benefit will not be recognized.

         LEASES

         Operating leases are charged to the statement of operations in equal annual amounts over the term of the lease.

2.       GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, during the year ended December 31, 1996 and the period from February 17, 1995 to December 31, 1995, the Company incurred net losses of $16,262,104 and $2,831,667, respectively. Additionally, the Company's net loss for the first quarter of 1997 was $4,628,210, which includes a non-cash exchange rate translation loss of $1,378,977 arising from changes in currency exchange rates since December 31, 1996. Further, at December 31, 1996 the Company had net current liabilities of $3,522,766 and its total liabilities exceeded its total assets by $1,026,448. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

3.      INCOME TAXES

        The income tax provision consisted of the following:

                                                   3 MONTHS          3 MONTHS
                                                      ENDED             ENDED
                                                  MARCH 31,         MARCH 31,
                                                       1997              1996

                                                          $                 $

Current tax expense                                   (539)              (41)
                                             =============       ===========

Net operating loss carry forwards which give rise to deferred tax assets are as follows:

                                                  MARCH 31,      DECEMBER 31,
                                                       1997              1996
                                                          $                 $

Unutilized tax losses                             1,157,000         4,757,000
Valuation allowances                             (1,157,000)       (4,757,000)
                                             --------------      ------------

Total deferred tax assets                                 -                 -
                                             ==============      ============


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

4.      PROPERTY, PLANT AND EQUIPMENT

                                                  MARCH 31,      DECEMBER 31,
Property, plant and equipment consists of:             1997              1996
                                                          $                 $

Buildings                                           191,550           191,550
Fixtures, fittings and equipment                  1,784,473         1,817,170
                                                -----------       -----------

Total property, plant and equipment               1,976,023         2,008,720

Less accumulated depreciation                      (579,150)         (533,436)
                                                -----------       -----------

                                                  1,396,873         1,475,284
                                                ===========       ===========

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

5.      INTANGIBLE ASSETS

                                                    MARCH 31,      DECEMBER 31,
                                                         1997              1996
                                                            $                 $

Purchased broadcast licences                          360,102           364,969
Computer software                                     108,780           113,371
Goodwill                                              568,969           588,017
                                                 ------------      ------------

                                                    1,037,851         1,066,357

Less accumulated amortization                        (312,818)         (262,536)
                                                 ------------      ------------

                                                      725,033           803,821
                                                 ============      ============

6.      ACCOUNTS RECEIVABLE

                                                    MARCH 31,      DECEMBER 31,
                                                         1997              1996
                                                            $                 $
Accounts receivable comprise:

Trade receivables                                      96,035           139,059
VAT receivables                                       131,120           116,801
Other debtors receivable within one year              590,987           498,243
Other debtors receivable after one year                     -                 -
                                                 ------------       -----------

                                                      818,142           754,103
                                                 ============        ==========


7.      COMMITMENTS AND CONTINGENCIES

         TRANSPONDER

         A bank guarantee was originally provided to PTT Telecom on November 30, 1995 in the amount of ECU 2,000,000 in relation to an agreement to lease transponder capacity in order to broadcast a television channel in Germany. The guarantee required as at March 31, 1997 stood at ECU 1,550,000 ($1,751,000 at March 31, 1997 exchange rates).

         The Company was not in a position to support the guarantee. As a result the guarantee has been provided by Universal Independent Holdings Limited ("Universal") (see Note 13).

         The Company is committed to paying ECU 4,690,000 ($5,300,000 at March 31, 1997 exchange rates) over the next two years for use of the transponder capacity under the terms of the agreement.

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

         LEASE COMMITMENTS

         In August 1995 the Company entered into an agreement to lease studio, post production and editing facilities in Dortmund, Germany. Under the terms of the agreement the Company is committed to paying DM 991,000 ($585,000 at March 31, 1997 exchange rates) per annum for the use of these facilities until February 1997. The Company is currently re-negotiating a five year lease to remain in the facility on more beneficial terms, although there can be no assurance that this will occur.

         In January 1996 the Company entered into an agreement to lease master control and broadcast equipment and editing facilities at Ingleheim Germany. Under the terms of the agreement the Company is committed to paying DM 2,940,000 ($1,735,000 at March 31, 1997 exchange rates) per annum for the use of the equipment and facilities until January 2001. The lease can be terminated effective December 1998.

         In January 1996, the Company entered into an agreement to lease uplink capacity until January 1999, at a cost of approximately (pound)245,000 ($399,000 at March 31, 1997 exchange rates) per annum.

         The Company has also entered into leases for other office space in Germany and the UK, expiring between 1997 and 2002 at an annualized cost of $213,000 (at March 31, 1997 exchange rates).

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

8.       LITIGATION

         On May 9, 1996 Com TV Production und Vertrieb GmbH ("Com") and Nen TV ("Nen") in relation to their litigation with the Company served Further and Better Particulars of the Defence and Counterclaim, which provide details of matters alleged in the Defence and Counterclaim. The most significant detail given is that Com and Nen have quantified their estimated damages at DM3,325,438 ($1,981,000 at March 31, 1997 exchange rates) based on a 5% share in profits over a five year period.

         The Company has filed a Reply and Defence to the Counterclaim and believes that the Counterclaim is without merit and intends to vigorously contest the same.

         In connection with the same matter, the Company commenced proceedings against Mr John Garman. A Defence and Counterclaim has been served on the Company.

         Both actions have now been consolidated into one action and an Order for Directions was made on March 13, 1997 which sets out the steps to be taken up to and including the trial. Pursuant to the Order, discovery was concluded by May 2, 1997.

         The Company believes that both counterclaims are without merit, however, there can be no assurance as to the outcome of the claims.

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

9.      TINERAMA

         Under the terms of the acquisition agreement, Tinerama had an option to acquire up to a further 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a price of Lei 1,000,000 ($325 at March 31, 1997) conditional upon certain financial targets. The option was valid for a period of six months from the date of finalization of the 1995 financial statements of the Romanian subsidiaries on June 7, 1996.

         Tinerama considers that it is entitled to acquire the additional 10% shareholdings, but the share transfers have not been effected. Consequently, these accounts have been prepared on the basis of Tinerama's existing 51% shareholdings.

10.     WARRANTS

         The Company has the following warrants (all of which expire 36 months from the date of their effective future registration) outstanding at March 31, 1997.

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

12.     BLINK TV LIMITED

         The Company has invested $408,000 (at March 31, 1997 exchange rates) in Blink which is a joint venture arrangement with Mirror Group PLC ("Mirror"). Mirror owns 50% of the share capital of Blink and has financed the purchase of equipment for the use of Blink and provided working capital to Blink. The Company and Mirror jointly control and manage Blink. The investment in Blink has been accounted for in these financial statements by the equity method.

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

13.     LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently using its cash reserves to fund its operations. Due to the poorer than expected advertising revenues at Onyx and higher than planned expenditures in connection with the launch and first year operation of Onyx, the funds raised by the Company in late 1995 and early 1996 were expended earlier than anticipated.

         On January 13, 1997, the Company issued a Private Placement Memorandum offering its securities to accredited investors including to all existing shareholders. In the offering, the Company sold an aggregate of 12,000,000 shares of common stock, $.001 par value per share, at a purchase price of $0.50 per share. On March 3, 1997, the offering closed and the aggregate net proceeds to the Company were approximately $5,850,000 after costs.

         To continue to fund its operations, the Company will need to raise significant additional capital. At present the Company is considering various options to raise additional funding for its capital resources, including potential direct investments by third parties into Onyx or sales of certain of the Company's investments, including Onyx Television. However, other than as set forth herein, no arrangements have been entered into to date. There can be no assurance that additional working capital will be available on terms acceptable to the Company. The failure to obtain the additional funding required will almost certainly have a material and adverse impact on the Company's operations and financial position.

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

         Instar and Universal have agreed that their liens on the Company's assets shall rank pari-passu.

14.     RELATED PARTY TRANSACTIONS

         INSTAR HOLDINGS, INC

         Messrs. Hauptmann, Leitner and Townsley have interests of $200,000, $500,000 and $300,000 respectively in the $2.0 million loan provided by Instar and referred to in Note 13. Messrs. Hauptmann and Leitner are

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

         shareholders and directors of the Company. Mr Townsley resigned from the Company's Board of Directors in January 1997.

         TELOR INTERNATIONAL LIMITED

         Telor owns 49% of Tinerama and had an amount of $411,600 owing from that company at March 31, 1997. Mr Hauptmann, a director and shareholder of the Company, is a principal of Telor.

         TOWNSLEY & CO.

         Mr. Townsley, a director of the Company until January 1997, is Managing Director of Townsley & Co., a UK brokerage firm. which participated in the private placement in winter 1995/96, receiving direct commissions of $210,000, 86,665 shares of common stock and warrants to purchase 86,665 shares and 218,750 shares of common stock at $3.125 and $4.00 respectively.

         INTERNATIONAL CAPITAL GROWTH, LTD

         The predecessor of International Capital Growth, Ltd ("ICG") was the placement agent in connection with the winter 1995/96 private placement, for which it received direct commissions and expense allowances of an aggregate of $1,339,000, 346,663 shares of common stock and warrants to purchase 346,663 and 781,250 shares of common stock at $3.125 and $4.00, respectively. Mr. Hollander, a director of the company, is Senior Vice-President and a director of ICG.

         In April 1997, the Company issued 93,333 shares of Common Stock to ICG for services.

         KESTREL SA

         Kestrel SA ("Kestrel"), a Switzerland based investment firm, holds shares of common stock and warrants in the Company for the benefit of multiple owners. Clients of Kestrel control Universal which has arranged for the transponder guarantee referred to in note 7.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10- QSB. CERTAIN OF THE DATE CONTAINED HEREIN INCLUDES FORWARD LOOKING INFORMATION AND RESULTS COULD DIFFER FROM THAT SET FORTH BELOW. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996 (THE "FORM 10-K").

RESULTS OF OPERATIONS

        THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

        Operating revenues for the three months ended March 31, 1997 totaled $407,038, a decrease of $71,114 compared to operating revenues of $478,158 for the three months ended March 31, 1996. This decline in operating revenue from period to period was largely attributable to a decline in revenue at Tinerama.

        Advertising sales by Onyx Television during the three months ended March 31, 1997 continued to be nominal. The Company is presently taking steps to develop Onyx Television's advertising revenue. In that regard, the Company has recently engaged the services of an individual with Pan-European experience in developing marketing and sales strategies for emerging networks such as Onyx Television. The Company believes that over the next few months, Onyx Television's advertising revenues will increase, although there can be no assurance that this will, in fact, occur. At the present time, Onyx Television reaches 8.2 million cable and satellite homes in Germany.

        During the three months ended March 31, 1997, each of the Tinerama companies continued to operate at either a small profit or experienced a small loss. However, in the aggregate, the combined loss of the Tinerama companies increased from $19,000 for the first quarter of 1996 to $84,000 for the first quarter of 1997.

         Operating costs, including depreciation and amortization, for the first quarter of 1997 were $4.98 million, which included a non-cash accounting exchange translation loss of $1.38 million arising from changes in currency exchange rates at March 31, 1997 compared to exchange rates at December 31, 1996. Excluding this non-cash accounting exchange loss, operating costs for the three months ended March 31, 1997 increased by $330,000 compared to the three months ended March 31, 1996. The increase is principally reflective of the full quarter's operation of Onyx Television for the first quarter of 1997, compared to its more limited operations during the first quarter of 1996. Operating expenses of Onyx Television include programming costs, broadcast studio expenses, transmission expenses, employee salaries and general and administrative expenses.

        Depreciation and amortization for the three months ended March 31, 1997 was $122,223, a decrease of $77,765 compared to $199,988 for the three months ended March 31, 1996. This decrease was due primarily to a reversal of an equipment purchase arrangement into an operating lease agreement.

        The Company's operating loss was $4.57 million for the three months ended March 31, 1997, compared to an operating loss of $2.94 million for the period ended March 31, 1996. The loss before tax provision totaled $4.63 million for the period ended March 31, 1997, compared to $2.92 million for the period ended March 31, 1996 and the net loss for the period ended March 31, 1997 was $4.63 million ($0.28 per share), compared to a net loss of $2.92 million ($.25 per share) for the period ended March 31, 1996. Weighted average shares outstanding were 16,663,328 for the three months ended March 31, 1997, compared to 11,446,131 for the three months ended March 31, 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        The ownership, development and operation of media interests, including television and radio stations, television production facilities and publishing, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through March 31, 1997, the Company has incurred an accumulated deficit of approximately $23.7 million, principally related to the Company's launch and first year operation of Onyx television. The Company anticipates that it will continue to incur losses from Onyx's operations until at least the middle of 1998, although there can be no assurance that the Company will be profitable after that time.

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

        In October 1996, the Company's UK subsidiary, CM (UK), entered into an agreement to borrow up to US $2.0 million ("Convertible Debt") from Instar Holdings, Inc. ("Instar") to fund the Company's working capital requirements (principally related to the continuing operation of Onyx Television). The Convertible Debt is guaranteed by the Company and Onyx and is secured by a charge on substantially all of the Company's assets. Interest is payable monthly on the Convertible Debt, at the rate of 2% above Lloyd Bank's base rate.

        The Convertible Debt was originally due on December 31, 1996. In January 1997, the Convertible Debt was amended to provide that (i) the principal repayment date is now June 1, 1997, or if earlier, the date on which the Company makes a private placement of its securities (other than the private placement completed on March 3, 1997) in an amount equal to or greater than the amount outstanding under the Convertible Debt, and (ii) the Convertible Debt is convertible, at the option of the holder(s) thereof, into fully paid shares of Common Stock at a conversion rate of one share of Common Stock for each US $.50 principal amount of the Convertible Debt. See "Certain Transactions."

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

        At the present time, the Company requires additional funds for working capital needs of approximately U.S. $1.0 million per month to continue its operations. The Company believes that its current resources will allow the Company to continue its operation until at least the end of May 1997. The Company is presently seeking additional capital, or other acceptable alternatives, to continue its operations beyond that date and to fund the continued short and long term development of its businesses. In that regard, the Company is engaged in discussions and intends to engage in discussions with others regarding the possibility of obtaining additional equity investments and/or loans to satisfy its short and long-term financing needs and regarding the possibility of entering into strategic alliances with key industry participants that would allow Onyx Television greater access to markets and resources. Alternatively, the Company may consider selling all or a substantial portion of its operations to a third party (including its interest in Onyx Television). No definitive agreements have been entered into to date.

        There can be no assurance that the capital or other acceptable arrangements required to continue the operations of the Company beyond the end of May 1997 will be obtained. The Company's failure to raise sufficient funds to repay the Convertible Debt, or the Company's being called on the transponder guaranty, or the Company's failure to obtain sufficient working capital for its operations, will likely have a significant and adverse impact on the Company's financial position, and could result in the Company's losing its operating assets, including its interest in Onyx Television.

         The Company's independent auditors have included an explanatory paragraph in their audit report in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1996 stating that the financial statements have been prepared assuming the Company will continue as a going concern and that as a result of the Company's lack of working capital and losses since inception, there is substantial doubt as to the Company's ability to continue as a going concern. The

Company's failure to obtain additional capital or other acceptable arrangements to continue the business of the Company will have a material and adverse effect on the Company.

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

        The Company maintains its financial statements in dollars and holds the majority of its funds in United States dollars, pounds sterling and German Deutsche marks. Amounts paid to the Company are payable in various currencies, which are subject to independent fluctuating exchange rates with the U.S. dollar, the pound and the Deutsche Mark. In the event of a devaluation in a particular currency between the time its income arises and the time such income is received and converted by the Company into U.S. dollars, the Company would suffer an exchange loss which could materially and adversely affect the Company's financial condition, results of operations and/or cash flows. The Company does not hedge against foreign currency exchange rate risks. Because of the number of currencies involved, the constantly changing currency exposures and the fact that all foreign currencies do not fluctuate in the same manner against the United States dollar, the Company cannot predict with any certainty the future effect, if any, from period to period, of exchange rate fluctuations on its financial condition or results of operations.

                                     PART 2

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in several lawsuits all relating to the relationship between CM (UK) and John Garman. For information regarding the current status of these suits, see Item 3 of the Form 10- K.

ITEM 2.    CHANGE IN SECURITIES

See Note 10 to the Notes to the Company's Unaudited Financial Statements included herewith.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter covered by this report

ITEM 5.    OTHER INFORMATION

        Effective May 16, 1997, the Company terminated the Agreement and Plan of Reorganization which it had previously entered into with Unimedia, S.A. For information regarding the terms of the Company's agreement with Unimedia, see
Item 1 of the Form 10-K. The Company terminated the agreement with Unimedia based upon the fact that Unimedia did not meet certain conditions to the closing of the transaction.

        The Company is presently having discussions with Unimedia regarding the possibility of the transaction moving forward on new terms, although no definitive agreements have been entered into to date. There can be no assurance that the Company's proposed acquisition of Unimedia will be completed.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        27.                Financial Data Schedule.

(b) Two Current Reports on Form 8-K were filed by the Company during the first quarter of 1997. The first reported completion of the Company's winter 1997 private placement (see "Management's Discussion and Analysis or Plan of Operation" above for information regarding the terms of the private placement). The second reported that the Company had entered into an Agreement and Plan of Reorganization with Unimedia, S.A. See
        Item 5 above and Item 1 of the Form 10-K.

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of May, 1997.

                               CAPITAL MEDIA GROUP LIMITED

                               By: /s/ CHARLES KOPPEL
                                  ------------------------------------------
                                  Charles Koppel, Co-Chairman, President and
                                  Chief Executive Officer

                               By: /s/ STEPHEN KORNFELD
                                  ------------------------------------------
                                  Stephen Kornfeld, Co-Chairman

                               By: /s/ STEPHEN COLEMAN
                                  ------------------------------------------
                                  Stephen Coleman, Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT     DESCRIPTION
-------     -----------

27          Financial Data Schedule