Form 10QSB
period 1997-06-30
CAPITAL MEDIA GROUP LTD
filed 1997-08-19
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from _____________ to
                                 _____________.

                           Commission File No. 0-21051

                           CAPITAL MEDIA GROUP LIMITED
  ---------------------------------------------------------------------------
              (exact name of small business issuer in its charter)


               Nevada                                       87-0453100
------------------------------------          ----------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification No.)

       25 James Street, London                            W1M 5HY
------------------------------------          ----------------------------------
(Address of principal executive offices)                 (Zip Code)

 Check whether the issuer (1) filed all reports required to be filed by Section
  13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2)
  has been subject to such filing requirements for the past 90 days.  YES  X NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,407,204 of Common Stock as of August 1, 1997, including approximately 4.0 million shares owned By Unimedia,
                 S.A., a 50.3% owned subsidiary of the issuer.

Transitional Small Business Disclosure Format.  YES ____   NO   X

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements for the quarter covered by this report are attached hereto in accordance with item 310(b) of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

Unaudited consolidated balance sheet at June 30, 1997
     and December 31, 1996....................................................3

Unaudited consolidated statement of operations for the three and six months ended June 30, 1997 and 1996..............................4

Unaudited consolidated statement of stockholders' equity for the six months ended June 30, 1997.......................................5

Unaudited consolidated statement of cash flows for the six
     months ended June 30, 1997 and 1996......................................6

Notes to the unaudited consolidated financial statements......................7


CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEET
FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                         NOTE                           JUNE 30,            DECEMBER 31,
                                                                                          1997                  1996


ASSETS
Cash                                                                                    1,678,265             320,070
Accounts receivable, net of allowances for doubtful
accounts of $10,392 (December 31, 1996 - $10,399)         6                             1,052,016             754,103
Amount due from shareholders                             13                             2,500,000                   -
Inventories                                                                                29,563              38,455
Prepaid expenses and deposits                                                             574,060           1,481,836
                                                                                 ----------------    ----------------

TOTAL CURRENT ASSETS                                                                    5,833,904           2,594,464

Investments                                                                               192,749             217,213
Intangible assets, net of accumulated amortization of
$390,203 (December 31, 1996 - $262,536)                  5                                654,902             803,821
Property, plant and equipment, net                       4                              1,284,848           1,475,284
                                                                                 ----------------    ----------------

TOTAL ASSETS                                                                            7,966,403           5,090,782
                                                                                 ================    ================

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable                                                                       2,420,965           1,378,801
Accrued expenses                                                                       1,329,119           2,310,261
Loans repayable within one year                         13                             2,100,251           2,016,568
Amounts due to minority shareholders                                                     431,600             411,600
                                                                                 ----------------    ----------------
TOTAL LIABILITIES                                                                      6,281,935           6,117,230

COMMITMENTS AND CONTINGENCIES                           7,8                                   -                   -

MINORITY INTEREST IN SUBSIDIARIES                                                        534,514             615,795
                                                                                 ----------------    ----------------
                                                                                       6,816,449           6,733,025
                                                                                 ----------------    ----------------
STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding                                          -                   -
Common stock - 50,000,000 shares authorized:
$0.001 par value 32,074,204 (December 31, 1996 -
12,663,328) issued and outstanding                      13                               32,073              12,663
Additional paid in capital                                                           27,004,713          17,117,651
Subscriptions receivable                                                                 (5,000)             (5,000)
Cumulative translation adjustment                                                     2,265,200             326,214
Accumulated deficit                                                                 (28,147,032)        (19,093,771)
                                                                                ----------------    ----------------
TOTAL STOCKHOLDERS' EQUITY                                                            1,149,954         (1,642,243)
                                                                                ----------------    ----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                  7,966,403           5,090,782
                                                                                ================    ================

  The accompanying notes are an integral part of these unaudited consolidated financial statements.



CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                    3 MONTHS           6 MONTHS           3 MONTHS          6 MONTHS
                                                 ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,    ENDED JUNE 30,
                                       NOTE           1997               1997               1996              1996

Revenue                                                  467,695            874,733            481,647           959,805

Operating costs
  Staff costs                                            917,977          1,749,152            954,899         1,620,398
  Depreciation and amortization                          127,132            249,365            253,955           453,943
  Operating expenses                                   3,760,754          7,783,739          3,467,204         6,023,319
                                               ------------------ ------------------ ------------------ -----------------
                                                     (4,805,863)        (9,782,256)        (4,676,058)       (8,097,660)
                                               ------------------ ------------------ ------------------ -----------------
Operating loss                                       (4,338,168)        (8,907,523)        (4,194,411)       (7,137,855)

Equity in net losses of investment in
  joint venture                         12              (70,224)          (137,514)
Interest income net                                     (35,050)           (82,553)            107,205           127,796
Minority interest                                         26,386             67,617             37,219            42,334
Other income                                             (5,865)              9,381             18,837            19,480
                                               ------------------ ------------------ ------------------ -----------------
Loss before taxation                                 (4,422,921)        (9,050,592)        (4,031,150)       (6,948,245)

Tax provision                                            (2,130)            (2,669)              (539)             (580)
                                               ------------------ ------------------ ------------------ -----------------
Net loss                                             (4,425,051)        (9,053,261)        (4,031,689)       (6,948,825)
                                               ================== ================== ================== =================
Net loss per share                                       ($0.30)            ($0.48)            ($0.32)           ($0.58)
                                                         =======            =======            =======           =======
Weighted average shares outstanding                   18,859,995         18,859,995         12,663,328        12,054,730
                                               ================== ================== ================== =================


  The accompanying notes are an integral part of these unaudited consolidated financial statements.



CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                           ADDITIONAL                    CUMULATIVE
                                               COMMON       PAID-IN       SUBSCRIPTION   TRANSLATION     ACCUMULATED
                                                STOCK       CAPITAL        RECEIVABLE     ADJUSTMENT       DEFICIT        TOTAL
                                  Shares      $            $              $             $              $              $

Balance at December 31, 1996    12,663,328       12,663      17,117,651      (5,000)      326,214     (19,093,771)     (1,642,243)

Issuance of common stock        19,410,876       19,410       9,887,062           -             -               -       9,906,472

Translation adjustment                    -            -             -            -      1,938,986            -         1,938,986

Net loss                                  -            -             -            -             -       (9,053,261)    (9,053,261)
                            --------------- ------------ -------------  ------------- -------------  -------------- --------------

Balance at June 30, 1997        32,074,204       32,073     27,004,713       (5,000)     2,265,200     (28,147,032)     1,149,954
                            =============== ============ =============  ============= =============  ============== ==============


   The accompanying notes are an integral part of these unaudited consolidated financial statements.



CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                                       6 MONTHS ENDED            6 months ended
                                                                             JUNE 30,                  June 30,
                                                                                 1997                      1996
                                                                                    $                         $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                   (9,053,261)               (6,948,825)
Adjustment to reconcile net loss to net cash used in
  operating activities:
        Depreciation and amortization                                         249,365                   498,047
        Equity in net losses of investment in joint
          venture                                                             137,514                         -
        Minority interest                                                     (81,281)                  (59,955)
Changes in assets and liabilities:
        Decrease (Increase) in inventories                                      8,892                    (1,447)
        (Increase) in accounts receivable                                  (2,842,572)               (1,544,448)
        Decrease (increase) in prepaid expenses                             1,003,118                    63,770
        Decrease in accrued expenses and
          accounts payable                                                    487,015                 1,096,621
        Increase (decrease) in amounts due to minority
          shareholders                                                         20,000                  (288,196)
                                                                    ------------------       -------------------
NET CASH USED IN OPERATIONS                                               (10,071,210)               (7,184,433)
                                                                    ------------------       -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                  (22,010)               (2,676,821)
Acquisition of intangible assets                                                    -                  (118,805)
Acquisition of investments                                                          -                    34,805
Investment in joint venture                                                  (113,050)                         -
Acquisition of subsidiary undertakings, net of
  cash acquired                                                                     -                         -
                                                                    ------------------       -------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (135,060)               (2,760,821)
                                                                    ------------------       -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares                                           10,146,472                 6,971,673
Commission paid on issuance of shares                                        (240,000)                 (160,000)
Loans taken out in the year                                                         -                         -
                                                                    ------------------       -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   9,906,472                 6,811,673
                                                                    ------------------       -------------------
NET INCREASE / (DECREASE) IN CASH                                            (299,798)               (3,133,581)
Effect of exchange rate movements on cash                                   1,657,993                   (71,720)
Cash at start of period                                                       320,070                 7,537,137
                                                                    ------------------       -------------------
CASH AT END OF PERIOD                                                       1,678,265                 4,331,836
                                                                    ==================       ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:

Cash payments for interest                                                     28,460                         -
Cash paid for taxes                                                             2,669                       580


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

1.      SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries Capital Media
(UK) Limited ("CM (UK)"), and Onyx Television GmbH ("Onyx") together with its 51% owned subsidiary Tinerama Investment AG ("Tinerama"), after the elimination of all significant intercompany balances and transactions. The company's investment in Blink TV Limited ("Blink"), a joint venture in which the company holds a 50% interest, has been accounted for using the equity method.

INTERIM ADJUSTMENTS

The consolidated financial statements as, and for the periods ended, June 30, 1997 and June 30, 1996, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

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

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

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

2.      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, during the year ended December 31, 1996 and the period from February 17, 1995 to December 31, 1995, the Company incurred net losses of $16,262,104 and $2,831,667, respectively. Additionally, the Company's net loss for the first six months of 1997 was $9,053,261, which includes a non-cash accounting exchange rate translation loss of $2,140,952 arising from changes in currency exchange rates since December 31, 1996. Further, at December 31, 1996 the Company had net current liabilities of $3,522,766 and its total liabilities exceeded its total assets by $1,026,448. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. See the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 and the Company's Current Reports on Form 8-K dated June 25, 1997 and July 11, 1997.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in note 13, the Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

so that the Company can meet its obligations and sustain operations from sources that are described in note 13 to the financial statements.



3.      INCOME TAXES

        The income tax provision consisted of the following:

                                                                                        6 MONTHS           6 MONTHS
                                                                                           ENDED              ENDED
                                                                                        JUNE 30,           JUNE 30,
                                                                                            1997               1996

                                                                                               $                  $

Current tax expense                                                                      (2,669)              (580)
                                                                                   ============         ==========


Net operating loss carry forwards which give rise to deferred tax assets are as follows:

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                             1997              1996

                                                                                                $                 $

Unutilized tax losses                                                                   2,260,000         4,757,000
Valuation allowances                                                                  (2,260,000)       (4,757,000)
                                                                                     -----------      ------------
Total deferred tax assets                                                                     -                 -
                                                                                    ============         ==========


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

4.      PROPERTY, PLANT AND EQUIPMENT


                                                                                         JUNE 30,      DECEMBER 31,
Property, plant and equipment consists of:                                                   1997              1996
                                                                                                $                 $

Buildings                                                                                 191,550           191,550
Fixtures, fittings and equipment                                                        1,760,711         1,817,170
                                                                                        ---------     -------------

Total property, plant and equipment                                                     1,952,261         2,008,720

Less accumulated depreciation                                                            (667,413)         (533,436)
                                                                                    -------------     -------------

                                                                                        1,284,848         1,475,284
                                                                                    =============     =============

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

5.      INTANGIBLE ASSETS


                                                                                         JUNE 30,      DECEMBER 31,
                                                                                             1997              1996

                                                                                                $                 $

Purchased broadcast licences                                                              360,102           364,969
Computer software                                                                         116,034           113,371
Goodwill                                                                                  568,969           588,017
                                                                                     ------------      ------------
                                                                                        1,045,105         1,066,357
Less accumulated amortization                                                            (390,203)         (262,536)
                                                                                     ------------      ------------
                                                                                          654,902           803,821
                                                                                     ============      ============

6.      ACCOUNTS RECEIVABLE

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                             1997              1996

                                                                                                $                 $
Accounts receivable comprise:

Trade receivables                                                                         230,432           139,059
VAT receivables                                                                           100,031           116,801

Other debtors receivable within one year                                                  473,303           498,243

Other debtors receivable after one year                                                   248,250                 -
                                                                                       ----------  ----------------

                                                                                        1,052,016           754,103
                                                                                       ==========        ==========


7.      COMMITMENTS AND CONTINGENCIES

TRANSPONDER

A bank guarantee was originally provided to PTT Telecom on November 30, 1995 in the amount of ECU 2,000,000 in relation to an agreement to lease transponder capacity in order to broadcast a television channel in Germany. The guarantee required as at June 30, 1997 stood at ECU 1,450,000 ($1,537,000 at June 30, 1997 exchange rates) and progressively reduces over the duration of the agreement.

The Company was not in a position to support the guarantee. As a result the guarantee has been provided by Universal Independent Holdings Limited ("Universal") (see Note 13).

The Company is committed to paying ECU 4,021,000 ($4,262,000 at June 30, 1997 exchange rates) over the period July 1, 1997 to September 25, 1998 for use of the transponder capacity under the terms of the agreement.

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

LEASE COMMITMENTS

In August 1995 the Company entered into an agreement to lease studio, post production and editing facilities in Dortmund, Germany. Under the terms of the agreement the Company was committed to paying DM 991,000 ($568,000 at June 30, 1997 exchange rates) per annum for the use of these facilities until February 1997. The Company is currently re-negotiating a five year lease to remain in the facility on more beneficial terms, although there can be no assurance that this will occur.

In January 1996 the Company entered into an agreement to lease master control and broadcast equipment and editing facilities at Ingleheim Germany. Under the terms of the agreement the Company is committed to paying DM 2,940,000 ($1,687,000 at June 30, 1997 exchange rates) per annum for the use of the equipment and facilities until January 2001. The lease can be terminated effective December 1998.

In January 1996, the Company entered into an agreement to lease uplink capacity until January 1999, at a cost of approximately (pound)245,000 ($408,000 at June 30, 1997 exchange rates) per annum.

The Company has also entered into leases for other office space in Germany and the UK, expiring between 1997 and 2002 at an annualized cost of $231,000 (at June 30, 1997 exchange rates).

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

8.      LITIGATION

On May 9, 1996 Com TV Production und Vertrieb GmbH ("Com") and Nen TV ("Nen") in relation to their litigation with the Company served Further and Better Particulars of the Defense and Counterclaim, which provide details of matters alleged in the Defense and Counterclaim. The most significant detail given is that Com and Nen have quantified their estimated damages at DM3,325,438 ($1,908,000 at June 30, 1997 exchange rates) based on a 5% share in profits over a five year period.

The Company has filed a Reply and Defense to the Counterclaim and believes that the Counterclaim is without merit and intends to vigorously contest the same.

In connection with the same matter, the Company commenced proceedings against Mr. John Garman. A Defense and Counterclaim has been served on the Company.

Both actions have now been consolidated into one action and an Order for Directions was made on March 13, 1997 which sets out the steps to be taken up to and including the trial. Pursuant to the Order, discovery was concluded by May 2, 1997.

The Company believes that both counterclaims are without merit, however, there can be no assurance as to the outcome of the claims.

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

9.      TINERAMA

On June 26, 1997 Tinerama exercised the option available under the terms of the original acquisition agreement to acquire up to a further 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a total price of Lei 8,000,000 ($3,000 at June 30, 1997 exchange rates). Consequently, these accounts have been prepared on the basis of Tinerama's existing 51% shareholdings.

10.      WARRANTS

The Company has the following warrants (all of which expire 36 months from the date of their effective future registration) outstanding at June 30, 1997.

DESCRIPTION                                                            NUMBER
Warrants for common stock exercisable at $4.00                       5,200,000
Warrants for common stock exercisable at $3.12                       2,033,328
Warrants for common stock exercisable at $2.50                       2,300,000


The warrants were issued in connection with a Private Placement Offering ("the Offering") which took place in December 1995 and January 1996. Warrants to purchase 4,200,000 and 1,000,000 shares of common stock at exercise prices of $4.00 and $2.50 per share were issued to investors in the Offering; warrants to purchase 1,000,000 and 433,328 shares of common stock at exercise prices of $4.00 and $3.125 per share respectively were issued to the placement agent and sub-distributors for the Offering; and warrants to purchase 1,600,000 and 1,300,000 shares of common stock at exercise prices of $3.125 and $2.50 respectively were issued to certain of the founding shareholders.

11.      RE-DOMESTICATION

The Company intends to re-domesticate its legal status to Bermuda or another non-U.S. jurisdiction as soon as reasonably practicable.

12.      BLINK TV LIMITED

The Company has invested $541,000 (at June 30, 1997 exchange rates) in Blink which is a joint venture arrangement with Mirror Group PLC ("Mirror"). Mirror owns 50% of the share capital of Blink and has financed the purchase of equipment for the use of Blink and provided working capital to Blink. The Company and Mirror jointly control and manage Blink. The investment in Blink has been accounted for in these financial statements by the equity method.

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

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

On June 25, 1997, the Company received subscriptions for $4 million in a Private Placement offering of its securities to certain accredited investors. In the offering, the Company agreed to issue an aggregate of 7,017,543 shares of common stock, $.001 par value per share, at a purchase price of $0.57 per share. On June 30, 1997, $1,500,000 of the proceeds of the subscription was received and the balance of $2,500,000 was released to the Company from escrow on July 31, 1997 in connection with the completion of the Unimedia share exchange. See Note 15 to Notes to Consolidated Financial Statements below and Part II, Item 5, "Other Information -- Completion of the Private Placement."

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


The terms of the Instar Loan were amended on July 31, 1997 to provide that:

(i) the principal repayment date is now January 20, 1998, or if earlier, the date on which the Company makes a private placement of its securities (other than referred to in note 14 below) in an amount equal to or greater than the amount outstanding under the loan; and

(ii) the loan is now convertible, at the option of each holder of a portion of the loan, into fully paid shares of common stock at a conversion rate of one share of common stock for each $ 0.50 principal amount of the loan or fully paid shares of preferred stock on the same basis. See
         Part II, Item 5, "Other Information - Modification of the Instar Loan."


On October 31, 1996, CM (UK) entered into a deed of counter-indemnity ("Deed") with Universal, a BVI corporation. The Deed secures the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guarantee. (See note 7 to Notes to Consolidated Financial Statements.)

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

CM (UK)'s obligations under the Deed are guaranteed by the Company and Onyx, and are secured by a charge on substantially all of the Company's assets.

Instar and Universal have agreed that their liens on the Company's assets shall rank pari-passu.

14.      RELATED PARTY TRANSACTIONS

INSTAR HOLDINGS, INC

Karl Hauptmann, James Leitner and Barry Townsley have interests of $200,000, $500,000 and $300,000 respectively in the $2.0 million loan provided by Instar and referred to in Note 13. Messrs. Hauptmann, Leitner and Townsley were directors of the Company when the Instar loan was made. Mr. Townsley resigned from the Board in January 1997 and Messrs. Hauptmann and Leitner resigned from the Board in August 1997.

TELOR INTERNATIONAL LIMITED

Telor owns 49% of Tinerama and had an amount of $411,600 owing from that company at March 31, 1997. Mr Hauptmann is a principal of Telor.

TOWNSLEY & CO.

Mr. Townsley is Managing Director of Townsley & Co., a UK brokerage firm. which participated in the private placement in winter 1995/96, receiving direct commissions of $210,000, 86,665 shares of common stock and warrants to purchase 86,665 shares and 218,750 shares of common stock at $3.125 and $4.00 respectively.

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

15.      SUBSEQUENT EVENTS

On July 31, 1997, the Company acquired 50.3% of the outstanding common stock of Unimedia, S.A. ("Unimedia") in exchange for 4,333,000 shares of the Company's authorized but unissued common stock. Shareholders of Unimedia who did not participate in the first closing of the Unimedia share exchange may exchange their Unimedia shares for shares of the Company's common stock on or before September 5, 1997. It is anticipated that on or about that date, the holders of an additional 31.3% of Unimedia's common stock will exchange their Unimedia shares for an additional 2,694,000 shares of the Company's authorized but unissued common stock, at which time the Company will own 81.6% of Unimedia's outstanding common stock.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-QSB. CERTAIN OF THE DATA CONTAINED HEREIN INCLUDES FORWARD LOOKING INFORMATION AND RESULTS COULD DIFFER FROM THAT SET FORTH BELOW. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996 (THE "FORM 10-KSB").

RESULTS OF OPERATIONS

        THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

         Operating revenues for the three and six months ended June 30, 1997 were $467,695 and $874,733, respectively, a decrease of $13,952 and $85,072 compared to operating revenues of $481,647 and $959,805 for the three and six months ended June 30, 1996. The decline in operating revenues from period to period was attributable to a decline in revenue at Tinerama.

        Advertising sales by Onyx Television during the three and six months ended June 30, 1997 increased slightly compared to the same quarter in 1996. The Company is continuing to take steps to develop Onyx Television's advertising revenue. In that regard, the Company has engaged the services of three experienced sales agents who, working with Onyx Television's new managing director, are developing a new marketing and sales strategy for Onyx. The Company hopes that over the next few months, Onyx Television's advertising revenues will increase, although there can be no assurance that this will, in fact, occur. At the present time, Onyx Television reaches approximately 9.3 million cable and satellite homes in Germany.

        During the three and six months ended June 30, 1997, each of the Tinerama companies continued to operate at a small loss. The combined loss of the Tinerama companies increased from $45,000 and $68,000 for the first quarter and six months of 1996, respectively, to $54,000 and $117,000 for the second quarter and six months of 1997, respectively.

        Operating costs, including depreciation and amortization were $4.8 million and $9.8 million, for the second quarter and six months of 1997, respectively, and included non-cash accounting exchange translation losses of $0.8 million and $2.1 million, respectively, arising from changes in currency exchange rates since December 31, 1996. Excluding these non-cash accounting exchange losses, operating costs for the three months ended June 30, 1997 decreased by $506,450 and operating costs of the six months ended June 30, 1997 increased by $884,596 as compared to operating expenses for the three and six months ended June 30, 1996. The decrease is principally reflective of the cost reduction measures taken during the second quarter of 1997 across all the group operations. Operating expenses of Onyx Television include programming costs, broadcast studio expenses, transmission expenses and general and administrative expenses.

        Depreciation and amortization for the three and six months ended June 30, 1997 were $127,132 and $249,365, a decrease of $126,823 of $204,578, respectively, compared to $253,955 and $453,943 for the three and six months ended June 30, 1996. This decrease was due primarily to a reversal of an equipment purchase arrangement into an operating lease agreement.

        The Company's operating loss was $4.3 million and $8.9 million, respectively, for the three and six months ended June 30, 1997, compared to operating losses of $4.2 million and $7.1 million, respectively, for the three and six month periods ended June 30, 1996. The net loss for the 1997 three and six-month periods was $4.4 million ($.30 per share) and $9.1 million ($.48 per share), respectively, compared to a net loss of $4.0 million ($.32 per share) and $6.9 million ($.58 per share), respectively, for the comparable 1996 periods. Weighted average shares outstanding were 18,859,995 for the three and six months ended June 30, 1997, compared to 12,663,328 for the three months ended June 30, 1996 and 12,054,730 for the six months ended June 30, 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        The ownership, development and operation of media interests, including television and radio stations, television production facilities and publishing, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through June 30, 1997, the Company has incurred an accumulated deficit of approximately $28.1 million, principally related to the Company's launch and operation of Onyx Television.

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

        The Convertible Debt was originally due on December 31, 1996. In January 1997, the Convertible Debt was amended to provide that (i) the principal repayment date was to be June 1, 1997, or if earlier, the date on which the Company makes a private placement of its securities (other than the private placement completed on March 3, 1997) in an amount equal to or greater than the amount outstanding under the Convertible Debt, and (ii) the Convertible Debt is convertible, at the option of the holder(s) thereof, into fully paid shares of Common Stock at a conversion rate of one share of Common Stock for each US $.50 principal amount of the Convertible Debt. See "Certain Transactions." On July 31, 1997, the Convertible Debt was amended to, among other things, extend the principal repayment date to January 20, 1998. See Part II, Item 5, "OTHER INFORMATION-MODIFICATIONS TO THE INSTAR LOAN."

         CM (UK) and the Company have also granted a charge against substantially all of their assets to secure their obligations in connection with the guaranty of the transponder lease. See Note 7 of Notes to Consolidated Financial Statements with respect to the guaranty of the transponder lease by Universal Independent Holdings Limited, a BVI corporation ("Universal"). CM (UK) under its transponder lease, was required to provide a guaranty to PTT Telecom of its obligations under the lease. Universal agreed to provide such guaranty, but required, among other things, (i) that CM (UK) enter into, in favor of Universal, a deed of counter-indemnity ("Deed") to secure the obligation of CM
(UK) to repay Universal if Universal is called upon to make payment on its transponder guaranty, (ii) that the Company and Onyx guarantee the obligations of CM (UK) under the Deed, and (iii) that the Company pledge substantially all of its assets to secure its obligations in connection therewith. Instar and Universal have agreed that their liens on the Company's assets shall rank pari passu. If the Company were to default under either or both of such guaranties and Instar and/or Universal were to foreclose on the pledge of the Company's assets, it would likely have a significant and adverse impact on the Company's financial position, and could result in the Company's loss of its operating assets.

        On March 3, 1997, the Company closed a second private placement in which it raised net proceeds of $5.85 million, which is being used to fund the continuing operation of Onyx Television and for general corporate purposes. The Company issued an aggregate of 12.0 million shares of its common stock in this private placement.

        On June 25, 1997, the Company received subscriptions for $4 million in a Private Placement offering of its securities to certain accredited investors. In the offering, the Company agreed to issue an aggregate of 7,017,543 shares of common stock, $.001 par value per share, at a purchase price of $0.57 per share. On June 30, 1997, $1,500,000 of the proceeds of the subscription was received and the balance of $2,500,000 was released to the Company from escrow on July 31, 1997.

        On July 31, 1997, the Company acquired 50.3% of the outstanding common stock of Unimedia, S.A. in exchange for 4,333,000 shares of the Company's authorized but unissued common stock. Shareholders of Unimedia who did not participate in the first closing of the Unimedia share exchange may exchange their Unimedia shares for shares of the Company's common stock on or before September 5, 1997. It is anticipated that on or about that date, the holders of an additional 31.3% of Unimedia's common stock will exchange their Unimedia shares for an additional 2,694,000 shares of the Company's authorized but unissued common stock, at which time the Company will own 81.6% of Unimedia's outstanding common stock. At the time of the closing, Unimedia owned approximately 4.0 million shares of the Company's common stock.

         At the present time, the Company expects that Unimedia's current cash flow requirements will be approximately $125,000 per month for the next several months and will be met primarily from Unimedia's existing resources. The Company anticipates that, in the future, the operations of Unimedia's business will require additional capital for, among other things, the developement of a software platform for gambling on the Internet.

         With respect to Onyx Television, the Company requires additional funds for working capital needs of approximately U.S. $1.0 million per month to continue its operations. The Company believes that its current resources should allow the Company to continue Onyx Television's operation until at least the end of October 1997.

         To meet its short and long term capital requirements, the Company is presently seeking additional capital. In that regard, the Company intends to engage in discussions regarding the possibility of obtaining additional equity investments through additional sales of its equity securities and/or loans to satisfy its short and long-term financing needs and regarding the possibility of entering into strategic alliances with key industry participants that would allow Onyx Television greater access to markets and resources.

Alternatively, the Company may consider selling all or a substantial portion of its Onyx Television operation to a third party. No definitive agreements have been entered into to date.

        There can be no assurance that the capital or other acceptable arrangements required to continue the operations of Onyx Television beyond the end of October 1997 and to fund Unimedia's future business activities will be obtained. The Company's failure to raise sufficient funds to repay the Convertible Debt, or the Company's being called on the transponder guaranty, or the Company's failure to obtain sufficient working capital for its operations, will likely have a significant and adverse impact on the Company's financial position, and could result in the Company's losing its operating assets.

        The Company's independent auditors included an explanatory paragraph in their audit report in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1996 stating that the financial statements were prepared assuming the Company would be able to continue as a going concern and that as a result of the Company's lack of working capital and losses since inception, there was a substantial doubt as to the Company's ability to continue as a going concern. The Company's failure to obtain additional capital or other acceptable arrangements to continue the business of the Company will have a material and adverse effect on the Company.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in several lawsuits all relating to the relationship between CM (UK) and John Garman. For information regarding the current status of these suits, see Item 3 of the Company's Annual Report on Form 10-KSB.

ITEM 2. CHANGE IN SECURITIES

         See Note 10 to the Notes to the Company's Unaudited Financial Statements included herewith and Item 5 below.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter covered by this report.

ITEM 5.  OTHER INFORMATION

         The Company is reporting a number of material transactions in its Form 10-QSB which were completed on July 31, 1997 (in lieu of filing a Current Report on Form 8-K with respect to such items).

        CONSUMMATION OF THE UNIMEDIA SHARE EXCHANGE

        On July 31, 1997, the Company consummated the acquisition of 6,190 shares of the outstanding common stock of Unimedia, S.A., a company organized under the laws of France ("Unimedia"), from certain of Unimedia's securities holders (the "Unimedia Exchange"), representing 50.3% of the outstanding common shares of Unimedia, in exchange for 4,333,000 shares of the Company's authorized but unissued Common Stock, pursuant to that certain Agreement and Plan of Reorganization (as amended, the "Agreement"), dated effective as of March 4, 1997, with Unimedia and certain of its securities holders, as amended by Amendment No. 1 effective June 25, 1997 (the "First Amendment"), Amendment No. 2 effective July 11, 1997 (the "Second Amendment") and Amendment No. 3 effective July 18, 1997 (the "Third Amendment"). Copies of the Agreement, as well as Amendments 1, 2 and 3 thereto were previously filed by the Company as exhibits to the Company's Quarterly Report on Form 10-QSB for the first quarter of 1997 and the Company's Current Reports on Form 8-K dated June 25, 1997 and July 11, 1997.

        In connection with the Unimedia Exchange, the Board of Directors of the Company received an opinion from Gruntal & Co., Incorporated, an independent investment banking firm engaged by the Company, that the Unimedia Exchange was fair to the stockholders of the Company from a financial point of view.

         Shareholders of Unimedia that did not participate in the first closing of the Unimedia Exchange have until September 5, 1997 to participate. After September 5, 1997, the Company will be under no obligation to continue to complete the Unimedia Exchange on the terms set forth in the Agreement with the Unimedia shareholders who have not exchanged their Unimedia shares on or before such date. It is anticipated that at least an additional 31.3% of Unimedia's outstanding common shares will be exchanged for a further issuance of 2,694,000 shares of the Company's common stock, which will increase the Company's ownership of Unimedia's outstanding common stock to at least 81.6%.

         Effective upon the consummation of the Unimedia Exchange, the Company entered into an Indemnification Agreement with each of Gilles Assouline and Michel Assouline pursuant to which the Company agreed to indemnify each of them for liabilities arising out of material misstatements made by the Company in its reports previously filed with the Securities and Exchange Commission, if any.

        COMPLETION OF THE PRIVATE PLACEMENT

        Simultaneously with the closing of the Unimedia Exchange on July 31, 1997, $2,350,000 in net proceeds from a private placement to certain investors associated with Unimedia was released to the Company from escrow. These funds had been held in escrow pending the closing of the Unimedia Exchange and represented the final receipts from the Company's $4.0 million private placement which was completed on June 25, 1997. In the private placement, the Company issued an aggregate of 7,017,543 shares of its authorized but unissued common stock.

        BRIEF DESCRIPTION OF UNIMEDIA'S BUSINESS

         Unimedia is engaged in research, development and marketing activities of computer software for providing, via multimedia vehicles such as the Internet, new on-line services to business users and leisure consumers. In particular, Unimedia has focused its efforts on seeking to develop interactive software that allows users to work, shop, communicate, educate, gamble and amuse themselves on the Internet. In that regard, the Company anticipates that these efforts over the next few months will be focused on developing a software platform for Internet gambling and on seeking to enter into strategic relationships to further this proposed business.

         In addition, Unimedia owns minority equity business positions in several companies having Internet technologies and applications and has entered into agreements to act as a distributor for certain computer software applications. The Company expects that in the future, Unimedia will focus on owning interests in companies in which it will have access to and use of the technology being developed for use in its business or on ventures in which the Company controls the technology being developed.

        CHANGES TO THE COMPANY'S MANAGEMENT

        At a meeting of the Board of Directors held on August 1, 1997, and pursuant to the terms of the Agreement, the Company increased the number of members constituting the Board from eight to 12 members and appointed Messrs. Gilles Assouline, the Chief Executive Officer of Unimedia, Michel Assouline, an executive officer of Unimedia, Jean-Pierre Souviron, a director of Unimedia and and David Ho to fill the vacancies. Gilles Assouline, Michel Assouline, Jean-Pierre Souviron and David Ho and/or their respective affiliates, through their exchange of Unimedia shares in the Unimedia Exchange and/or in the private placement referred to above, acquired direct or indirect beneficial ownership in the following shares of the Company's outstanding common stock: (i) Messrs. Gilles and Michel Assouline, acquired (or will acquire in the second closing of the Unimedia Exchange) beneficial ownership over approximately
3.5 million outstanding shares, (ii) Mr. Souviron acquired beneficial ownership over approximately 140,000 shares, and (iii) Mr. Ho acquired beneficial ownership over approximately 4.385 million shares, respectively.

         On August 1, 1997, the newly constituted Board of Directors elected Gilles Assouline as the Chairman, President and Chief Executive Officer and Michel Assouline as Vice President and Chief Operating Officer of the Company.

         Gilles Assouline and Michel Assouline founded Unimedia in July 1995. Prior thereto, Gilles Assouline has been managing director of several consulting, software and media companies after having been in charge of corporate strategic planning for two divisions of the French oil company Elf Aquitaine. Michel Assouline was employed by Thomson-CSF in various executive capacities, including the responsibility for business development at the corporate level. Neither Gilles Assouline nor Michel Assouline were involved in the operations of the Company (except in respect of Unimedia) prior to their respective appointments to their current positions with the Company by the Board of Directors.

        Jean-Pierre Souviron has had an outstanding career both in French industry and in various government positions. At various times, he held positions as Technical Counsel to the Minister of Industry, Deputy Director for the Minister of Foreign Affairs and Director of Industrial and International Affairs at the Direction Generale des Telecommunications. He was, between 1978 and 1981, General Director of Industry for the French Ministry. Mr. Souviron has previously held positions as Chairman of DB Morgan Grenfell France S.A. He is presently the chairman and chief executive officer of a telephone company in France that he founded. Mr. Souviron is also a member of the Board of Directors of Cerus, Valeo and Olivetti, France.

        David Ho is the founder of Caltex South China Investments Limited and holds the position of Executive Vice Chairman of this petroleum firm, where he has been employed for more than the last five years. Mr. Ho, through a private venture capital fund, also has interests in other Asia Pacific companies with extensive interests in manufacturing, leisure, construction, meat processing and real estate.

         In connection with the above-described changes which were made to the Company's senior management, Stephen Kornfeld, who had been Co-Chairman of the Company, became an executive consultant to Mr. Assouline as the President and Chief Executive Officer of the Company. Mr. Kornfeld remains on the Board of Directors.

        On August 6, 1997, Mr. Charles Koppel, who had previously served as the Co-Chairman, President and Chief Executive Officer, resigned his position as an officer and director of the Company and its subsidiaries. Subsequently, on August 11, 1997 and August 12, 1997, respectively, Messrs. Karl Hauptmann and James Leitner resigned their positions as a director of the Company. No additional directors have as yet been appointed to fill the vacancies created by such resignations.

        MODIFICATIONS TO THE INSTAR LOAN

        As previously reported, the Company presently has outstanding a $2.0 million loan from Instar Holdings Inc. ("Instar"), which is convertible into up to 4.0 million shares of the Company's authorized but unissued Common Stock at the option of the holders thereof (the "Instar Loan"). For a description of the Instar Loan, see "Management's Discussion and Analysis or Plan of Operation," and Note 13 to Notes to Consolidated Financial Statements in the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

        On July 31, 1997, the Company and Instar entered into a letter of variation and amendment pursuant to which the principal repayment date of the Instar Loan was extended from its current due date of December 31, 1997 (or such earlier date as the Company completes a public or private offering of its securities) to January 20, 1998 (or such earlier date as the Company completes a public or private offering of its securities); provided, however, it shall be an event of default under the Instar Loan if Stockholder Approval (hereinafter defined) is not obtained on or prior to December 1, 1997.

         Because the Company does not at present have available sufficient authorized but unissued shares of its common stock to reserve for issuance upon the exercise by Instar of its conversion right, the Company has created a series of convertible Preferred Stock from its authorized but unissued Preferred Stock which may be issued to Instar (and two present and one former member of the Company's Board of Directors that are holders of the Company's outstanding warrants) in the event that an increase in the number of authorized shares of common stock has not been approved by the shareholders of the Company at a time when Instar (or such persons)desires to convert the Instar Loan (and/or such warrants) to common stock. To provide sufficient Preferred Stock to permit this exercise, on July 28, 1997, the Board of Directors of the Company adopted resolutions providing for the designation of 5,000,000 shares of Series A Preferred Stock (the " Series A Preferred Stock") which rank senior to the common stock of the Company and have a preference in that it shall receive its ratable portion of any liquidating distribution or dividend before any such amounts shall be paid to the holders of common stock. Except as otherwise provided in the Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the "Certificate of Designations") or by law, each holder of Series A Preferred Stock shall be entitled to one vote on each matter which is brought up for a vote by the holders of the common stock. The holders of Series A Preferred Stock will vote as a single class with the holders of the common stock on all matters brought to a vote by the holders of the outstanding common stock. Except as required by law, the Series A Preferred Stock will not vote as a separate class.

         The Series A Preferred Stock is convertible into common stock of the Company as follows:

                  If issued and outstanding at the time, each share of Series A Preferred Stock shall be automatically converted, without any further action by the Corporation, the holders of the Series A Preferred Stock, the Board of Directors of the Corporation, or any other person, into fully-paid and non-assessable shares of Common Stock at the rate of one (1) share of Common Stock for each share of outstanding Series A Preferred Stock outstanding (as may be adjusted, the "Series A Conversion Rate") upon the approval by the holders of Common Stock (the "Stockholder Approval"),without regard to the vote of the holders of Series A Preferred Stock, of an amendment to the Corporation's Articles of Incorporation increasing the number of authorized shares of Common Stock of the Corporation by at least that number of shares of Common Stock into which outstanding shares of Series A Preferred Stock is then convertible and, in such event, until certificates representing Series A Preferred Stock are duly surrendered by holders thereof in exchange for Common Stock, (A) such certificates shall be deemed to represent only the equivalent number of shares of Common Stock and rights appurtenant thereto into which such shares of Series A Preferred Stock have been automatically converted, and (B) no Series A Preferred Stock shall continue to be outstanding for any purpose.

                  The Series A Conversion Rate is subject to customary adjustments from time to time.

        The Instar Amendment provides that in the event that Stockholder Approval has not been obtained, Instar shall have the right at any time by notice in writing to the Company to convert the

Instar Loan (including principal and interest) to shares of Series A Preferred Stock at the rate of $0.50 per share; provided, however, if Stockholder Approval is obtained following such conversion, then the shares of Series A Preferred Stock then issued shall immediately and automatically convert into shares of common stock on a one-for-one basis in accordance with the terms and conditions set forth in the Certificate of Designations. If, on the other hand, Instar has not converted the Instar Loan prior to Stockholder Approval and thereafter Stockholder Approval is obtained, Instar will have the right to convert the Instar Loan into shares of common stock at the rate of $0.50 per share (as may be adjusted in accordance with the terms of the Instar Loan).

        The Company has committed to use its best good faith efforts to cause a meeting of the stockholders of the Company to be held on or prior to December 1, 1997 for the purpose of obtaining, among other things, Stockholder Approval.

        The Instar Amendment grants to Instar the same rights of registration with respect to the shares into which the Instar Loan is converted (common or preferred, as applicable) as were granted to the shareholders of Unimedia in the Agreement and obligates the Company to include such shares in the first registration statement filed by the Company in respect of any of its outstanding shares.

        The descriptions contained herein of the Indemnification Agreement, the Instar Amendment and the Certificate of Designations and the transactions contemplated thereunder are qualified in their entirety by reference to the foregoing which are attached hereto as Exhibits 10.1, 10.2 and 4.1, respectively, and which are incorporated herein by this reference.

        The financial statements and pro forma financial information required by
Item 7 of Form 8-K will be filed by the filing of a Current Report on Form 8-K not later than September 28, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

         4.1 Certificate of Designations, Preferences and Rights of Series A Preferred Stock.

         10.1 Form of Idemnification Agreement dated July 31, 1997, by and between the Company and Gilles Assouline and Michel Assouline.

         10.2 Letter of Variation and Amendment dated July 31, 1997, by and between the Company and Instar Holdings, Inc.

         27.      Financial Data Schedule.

(b)     Reports on Form 8-K

                  (i) A Current Report on Form 8-K dated June 25, 1997 relating to (x) Amendment No. 1 to the Agreement and Plan of Reorganization by and among the Company, Unimedia, S.A. and certain of its security holders and (y) extension of the maturity date of the loan from Instar Holdings Inc. to the Company, was filed July 7, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of August, 1997.

                                     CAPITAL MEDIA GROUP LIMITED

                                     By: /s/ GILLES ASSOULINE
                                         --------------------------------------
                                     Gilles Assouline, Chairman, President and
                                     Chief Executive Officer

                                     By: /s/ STEPHEN COLEMAN
                                        ---------------------------------------
                                     Stephen Coleman, Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

4.1 Certificate of Designations, Preferences and Rights of Series A Preferred Stock.

10.1 Form of Idemnification Agreement dated July 31, 1997, by and between the Company and Gilles Assouline and Michel Assouline.

10.2 Letter of Variation and Amendment dated July 31, 1997, by and between the Company and Instar Holdings, Inc.

27             Financial Data Schedule.