Form 10QSB
period 1997-09-30
CAPITAL MEDIA GROUP LTD
filed 1997-11-19
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

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
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                               No.)

25 James Street, London                                       W1M 5HY
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,544,484 SHARES OF COMMON STOCK.

          Transitional Small Business Disclosure Format. YES ____ NO X

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements for the quarter covered by this report are attached hereto in accordance with item 310(b) of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

Unaudited consolidated balance sheet at September 30, 1997
     and December 31, 1996................................................3

Unaudited consolidated statement of operations for the three and nine months ended September 30, 1997 and 1996....................4

Unaudited consolidated statement of stockholders' equity for the nine months ended September 30, 1997.............................5

Unaudited consolidated statement of cash flows for the nine
     months ended September 30, 1997 and 1996.............................6

Notes to the unaudited consolidated financial statements..................7


CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEET
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                     NOTE                       SEPTEMBER 30,       DECEMBER 31,
                                                                                        1997               1996
                                                     ----                       ------------        -----------
                                                                                           $                  $
ASSETS
Cash                                                                                 453,541            320,070
Accounts receivable, net of allowances for doubtful
accounts of $11,470 (December 31, 1996 - $10,399)     6                            2,871,676            754,103
Amount due from shareholders                         13                                                       -
Inventories                                                                          374,546             38,455
Prepaid expenses and deposits                                                        564,331          1,481,836
                                                                             ---------------     --------------

TOTAL CURRENT ASSETS                                                               4,264,094          2,594,464

Investments                                                                        3,030,113            217,213
Intangible assets, net of accumulated amortization of
$494,826 (December 31, 1996 - $262,536)               5                            2,527,775            803,821
Property, plant and equipment, net                    4                            1,336,201          1,475,284
                                                                             ---------------     --------------

TOTAL ASSETS                                                                      11,158,183          5,090,782
                                                                             ===============     ==============

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable                                                                   2,493,973          1,378,801
Accrued expenses                                                                   1,905,015          2,310,261
Loans repayable within one year                      13                            3,509,408          2,016,568
Amounts due to minority shareholders                                                 559,965            411,600
                                                                             ---------------     --------------
TOTAL LIABILITIES                                                                  8,468,361          6,117,230

COMMITMENTS AND CONTINGENCIES                       7,8                                    -                  -

MINORITY INTEREST IN SUBSIDIARIES                                                  1,110,895            615,795
                                                                             ---------------     --------------

                                                                                   9,579,256          6,733,025
                                                                             ---------------     --------------
STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding                                         -                  -
Common stock - 50,000,000 shares authorized:
$0.001 par value 39,100,804 (December 31, 1996 -
12,663,328) issued and outstanding                   13                               39,098             12,663
Additional paid in capital                                                        30,745,158         17,117,651
Subscriptions receivable                                                              (5,000)            (5,000)
Cumulative translation adjustment                                                  2,468,011            326,214
Accumulated deficit                                                              (31,668,340)       (19,093,771)
                                                                             ---------------     --------------
TOTAL STOCKHOLDERS' EQUITY                                                         1,578,927         (1,642,243)
                                                                             ---------------     --------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                              11,158,183          5,090,782
                                                                             ===============     ==============


The accompanying notes are an integral part of these unaudited consolidated financial statements.


  CAPITAL MEDIA GROUP LIMITED
  UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                    3 MONTHS          9 MONTHS          3 MONTHS          9 MONTHS
                                                     ENDED             ENDED             ENDED             ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                        NOTE         1997              1997              1996              1996
                                        ----     --------------    --------------    --------------    --------------
                                                              $                 $                 $                 $
  Revenue                                               673,678         1,548,410           491,521         1,451,326

  Operating costs
    Staff costs                                         809,601         2,558,753         1,034,720         2,655,118
    Depreciation and amortization                       158,222           407,587           309,073           763,016
    Operating expenses                                3,086,835        10,870,574         3,417,868         9,441,187
                                                ---------------   ---------------   ---------------   ---------------
                                                     (4,054,658)      (13,836,914)       (4,761,661)      (12,859,321)
                                                ---------------   ---------------   ---------------   ---------------

  Operating loss                                     (3,380,980)      (12,288,504)       (4,270,140)      (11,407,995)

  Equity in net losses of investment in
    joint venture                                        (6,597)         (144,111)
  Interest (paid)/income net                            (12,950)          (75,156)           34,705           162,501
  Minority interest                                    (129,180)          (61,563)           (1,006)           41,328
  Other income                                            7,397            (3,568)           (5,327)           14,153
                                                ---------------   ---------------   ---------------   ---------------
  Loss before taxation                               (3,522,310)      (12,572,902)       (4,241,768)      (11,190,013)

  Tax provision                                           1,003            (1,666)              119              (461)

                                                ---------------   ---------------   ---------------   ---------------
  Net loss                                           (3,521,307)      (12,574,568)       (4,241,649)      (11,190,474)
                                                ---------------   ---------------   ---------------   ---------------

  Net loss per share                                     ($0.10)           ($0.44)           ($0.32)           ($0.91)

  Weighted average shares outstanding                35,587,504        28,566,942        12,663,328        12,257,596
                                                ===============   ===============   ===============   ===============


The accompanying notes are an integral part of these unaudited consolidated financial statements.




  CAPITAL MEDIA GROUP LIMITED
  UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                            ADDITIONAL                   CUMULATIVE
                                                COMMON       PAID-IN      SUBSCRIPTION  TRANSLATION    ACCUMULATED
                                                STOCK        CAPITAL       RECEIVABLE    ADJUSTMENT      DEFICIT           TOTAL
                                     SHARES    $            $            $              $             $              $
  Balance at December 31, 1996    12,663,328      12,663     17,117,651      (5,000)     326,214     (19,093,771)        (1,642,243)

  Issuance of common stock        26,437,476      26,435     13,627,507           -            -               -         13,653,942

  Translation adjustment                   -           -             -            -    2,141,797               -          2,141,797

  Net loss                                 -           -             -            -            -     (12,574,569)       (12,574,569)
                                ------------  ----------   -----------  -----------  -----------    ------------   ----------------

  Balance at September 30, 1997   39,100,804      39,098     30,745,158      (5,000)   2,468,011     (31,668,340)         1,578,927
                                ============  ==========   ===========  ===========  ===========    ============   ================

The accompanying notes are an integral part of these unaudited consolidated financial statements.


  CAPITAL MEDIA GROUP LIMITED
  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                      9 MONTHS ENDED           9 MONTHS ENDED
                                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                                                1997                     1996
                                                                                   $                        $
  CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                               (12,574,568)             (11,190,474)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                        407,587                  753,945
        Equity in net losses of investment in joint
          venture                                                            144,111                        -
        Minority interest                                                    495,100                  (44,163)
  Changes in assets and liabilities:
        Decrease (Increase) in inventories                                  (336,091)                   5,881
        (Increase) in accounts receivable                                 (2,196,271)                (798,123)
        Decrease (increase) in prepaid expenses                            1,030,294                  (35,529)
        Increase in accrued expenses and
          accounts payable                                                 2,643,335                  988,409
        Increase (decrease) in amounts due to minority
          shareholders                                                       148,365                 (240,627)
                                                                    ----------------        -----------------

  NET CASH USED IN OPERATIONS                                            (10,238,139)             (10,560,681)
                                                                    ----------------        -----------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                              (205,064)              (2,995,390)
  Acquisition of intangible assets                                        (1,911,963)                (128,888)
  Acquisition of investments                                              (2,843,961)                  34,805
  Investment in joint venture                                               (113,050)                       -
                                                                    ----------------        -----------------
  NET CASH USED IN INVESTING ACTIVITIES                                   (5,074,038)              (3,089,473)
                                                                    ----------------        -----------------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of shares                                        13,893,942                6,971,673
  Commission paid on issuance of shares                                     (240,000)                (160,000)
  Loans taken out in the year                                                                               -
                                                                    ----------------        -----------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                               13,653,942                6,811,673
                                                                    ----------------        -----------------

  NET INCREASE / (DECREASE) IN CASH                                       (1,658,235)              (6,838,481)
  Effect of exchange rate movements on cash                                1,791,706                  (42,706)
  Cash at start of period                                                    320,070                7,537,137
                                                                    ----------------        -----------------

  CASH AT END OF PERIOD                                                      453,541                  655,950
                                                                    ================        =================

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:

  Cash payments for interest                                                  33,975                        -
  Cash paid for taxes                                                            266                      580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

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

         On July 31, 1997, the Company acquired 50.3% of Unimedia's outstanding common stock in exchange for 4,333,000 shares of the Company's authorized but unissued common stock. On September 5, 1997, the Company acquired a further 31.3% of Unimedia's outstanding common stock in exchange for 2,693,600 shares of the Company's authorized common stock. The acquisition was accounted for by the purchase method of accounting and consolidated from the date on which the acquisition was completed.

         INTERIM ADJUSTMENTS

         The consolidated financial statements as, and for the periods ended, September 30, 1997 and September 30, 1996, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10- KSB. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

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

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

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

2.       GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, during the year ended December 31, 1996 and the period from February 17, 1995 to December 31, 1995, the Company incurred net losses of $16,262,104 and $2,831,667, respectively. Additionally, the Company's net loss for the first nine months of 1997 was $12,574,568, which includes a non-cash accounting exchange rate translation loss of $2,500,356 arising from changes in currency exchange rates since December 31, 1996. Further, at December 31, 1996 the Company had net current liabilities of $3,522,766 and its total liabilities exceeded its total assets by $1,026,448. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. See the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 and the Company's Current Reports on Form 8-K dated June 25, 1997 and July 11, 1997.

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

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

3.      INCOME TAXES

        The income tax provision consisted of the following:

                                         9 MONTHS          9 MONTHS
                                            ENDED             ENDED
                                    SEPTEMBER 30,     SEPTEMBER 30,
                                             1997              1996
                                                $                 $

Current tax expense                       (1,666)             (461)
                                    ============        ==========

Net operating loss carry forwards which give rise to deferred tax assets are as follows:

                                   SEPTEMBER 30,      DECEMBER 31,
                                            1997              1996
                                               $                 $

Unutilized tax losses                  3,140,000         4,757,000
Valuation allowances                  (3,140,000)       (4,757,000)
                                     -----------      ------------

Total deferred tax assets                      -                 -
                                     ===========      ============


The valuation allowance relates to deferred tax assets established under Statement of Financial Accounting Standard No. 109 and relate to the unutilized tax losses. These unutilized tax losses, substantially all of which do not expire, will be carried forward to future years for possible utilization. The Company has recognized the benefit for part of these unutilized tax losses in the financial statements in respect of a subsidiary company.

4.      PROPERTY, PLANT AND EQUIPMENT

                                           SEPTEMBER 30,      DECEMBER 31,
Property, plant and equipment                       1997              1996
consists of:                                           $                 $

Buildings                                        191,550           191,550
Fixtures, fittings and equipment               1,995,703         1,817,170
                                              ----------    --------------

Total property, plant and equipment            2,187,253         2,008,720

Less accumulated depreciation                   (851,052)         (533,436)
                                              ----------    --------------

                                               1,336,201         1,475,284
                                              ==========    ==============

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


5.      INTANGIBLE ASSETS

                                         SEPTEMBER 30,      DECEMBER 31,
                                                  1997              1996
                                                     $                 $

Purchased broadcast licences                   347,221           364,969
Computer software                              166,099           113,371
Goodwill                                     2,509,281           588,017
                                            ----------      ------------

                                             3,022,601         1,066,357

Less accumulated amortization                 (494,826)         (262,536)
                                            ----------      ------------

                                             2,527,775           803,821
                                            ==========      ============

6.      ACCOUNTS RECEIVABLE

                                          SEPTEMBER 30,      DECEMBER 31,
                                                   1997              1996
                                                      $                 $
Accounts receivable comprise:

Trade receivables                               251,608           139,059
Taxation                                      1,274,989           116,801
Other debtors receivable within one year        652,371           498,243
Other debtors receivable after one year         692,708                 -
                                             ----------        ----------

                                              2,871,676           754,103
                                             ==========        ==========


7.       COMMITMENTS AND CONTINGENCIES

         TRANSPONDER

         A bank guarantee was originally provided to PTT Telecom on November 30, 1995 in the amount of ECU 2,000,000 in relation to an agreement to lease transponder capacity in order to broadcast a television channel in Germany. The guarantee required as at September 30, 1997 stood at ECU 1,350,000 ($1,512,000 at September 30, 1997 exchange rates) and progressively reduces over the duration of the agreement.

         The Company was not in a position to support the guarantee. As a result the guarantee has been provided by Universal Independent Holdings Limited ("Universal") (see Note 13). The Company is committed to paying ECU 3,300,000 ($3,690,000 at September 30, 1997 exchange rates) over the period October 1, 1997 to September 25, 1998 for use of the transponder capacity under the terms of the agreement.

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         LEASE COMMITMENTS

         In August 1995 the Company entered into an agreement to lease studio, post production and editing facilities in Dortmund, Germany. Under the terms of the agreement the Company was committed to paying DM 991,000 ($561,000 at September 30, 1997 exchange rates) per annum for the use of these facilities until February 1997. The Company is currently re-negotiating a short term lease to remain in the facility on more beneficial terms, although there can be no assurance that this will occur.

         In January 1996 the Company entered into an agreement to lease master control and broadcast equipment and editing facilities at Ingleheim Germany. Under the terms of the agreement the Company is committed to paying DM 2,940,000 ($1,665,000 at September 30, 1997 exchange rates) per annum for the use of the equipment and facilities until January 2001. The lease can be terminated effective December 1998.

         In January 1996, the Company entered into an agreement to lease uplink capacity until January 1999, at a cost of approximately (pound)245,000 ($396,000 at September 30, 1997 exchange rates) per annum.

         The Company has also entered into leases for other office space in Germany, France and the UK, expiring between 1997 and 2002 at an annualized cost of $420,000 (at September 30, 1997 exchange rates).

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

8.       LITIGATION

         On May 9, 1996 Com TV Production und Vertrieb GmbH ("Com") and Nen TV ("Nen") in relation to their litigation with the Company served Further and Better Particulars of the Defense and Counterclaim, which provide details of matters alleged in the Defense and Counterclaim. The most significant detail given is that Com and Nen have quantified their estimated damages at DM3,325,438 ($1,883,000 at September 30, 1997 exchange rates) based on a 5% share in profits over a five year period.

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

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

9.       TINERAMA

         On June 26, 1997 Tinerama exercised the option available under the terms of the original acquisition agreement to acquire up to a further 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a total price of Lei 8,000,000 ($1,200 at September 30, 1997 exchange rates). Consequently, these accounts have been prepared on the basis of Tinerama's existing 51% shareholdings.

10.      WARRANTS

         The Company has the following warrants (all of which expire 36 months from the date of their effective future registration) outstanding at September 30, 1997.

         DESCRIPTION                                                  NUMBER
         Warrants for common stock exercisable at $4.00            5,200,000
         Warrants for common stock exercisable at $3.125           2,033,328
         Warrants for common stock exercisable at $2.50            2,300,000


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

12.      BLINK TV LIMITED

         The Company has invested $526,000 (at September 30, 1997 exchange rates) in Blink which is a joint venture arrangement with Mirror Group PLC ("Mirror"). Mirror owns 50% of the share capital of Blink and has financed the purchase of equipment for the use of Blink and provided working capital to Blink. The Company and Mirror jointly control and manage Blink. The investment in Blink has been accounted for in these financial statements by the equity method.

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

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

         On June 30, 1997, the Company received subscriptions for $4 million in a Private Placement offering of its securities to certain accredited investors. In the offering, the Company agreed to issue an aggregate of 7,017,543 shares of common stock, $.001 par value per share, at a purchase price of $0.57 per share. On June 30, 1997, $1,500,000 of the proceeds of the subscription was received and the balance of $2,500,000 was received on August 1, 1997.

         To continue to fund its operations, the Company will need to raise significant additional short term and long term capital. At present the Company is considering various options to raise funding for its capital resources, including potential direct investments by third parties into Onyx or sales of certain of the Company's investments. However, other than as set forth herein, no arrangements have been entered into to date. There can be no assurance that additional working capital will be available on terms acceptable to the Company. The failure to obtain the additional funding required will almost certainly have a material and adverse impact on the Company's operations and financial position.

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

         The terms of the Instar Loan were amended on August 31, 1997 to provide that:

         (i) the principal repayment date is now December 1, 1997, or if earlier, the date on which the Company makes a private placement of its securities (other than referred to in note 4 below) in an amount equal to or greater than the amount outstanding under the loan; and

         (ii) the loan is now convertible, at the option of each holder of a portion of the loan, into fully paid shares of common stock at a conversion rate of one share of common stock for each $ 0.50 principal amount of the loan.

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

14.      RELATED PARTY TRANSACTIONS

         INSTAR HOLDINGS, INC

         Hauptmann, Leitner and Townsley have interests of $200,000, $500,000 and $300,000 respectively in the $2.0 million loan provided by Instar and referred to in Note 13. Messrs. Hauptmann and Leitner were directors of the Company. Mr. Townsley resigned from the Company's Board of Directors in January 1997.

         TELOR INTERNATIONAL LIMITED

         Telor owns 49% of Tinerama and had an amount of $411,600 owing from that company at March 31, 1997. Mr Hauptmann, a director and shareholder of the Company, is a principal of Telor.

         TOWNSLEY & CO.

         Mr. Townsley, a director of the Company until January 1997, is Managing Director of Townsley & Co., a UK brokerage firm which participated in the private placement in winter 1995/96, receiving direct commissions of $210,000, 86,665 shares of common stock and warrants to purchase 86,665 shares and 218,750 shares of common stock at $3.125 and $4.00 respectively.

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

15.      SUBSEQUENT EVENTS

         On October 9, 1997, the Company entered into a short term loan of $500,000 from a company associated with David Ho, one of the Company's directors and from an associate of Mr. Ho. The loan is due, with interest at the rate of 10% per annum on April 8, 1998. The loan is convertible into shares of the Company's authorized common stock at an exercise price of $.57 per share (but only at such time as the Company has sufficient shares of authorized but unissued common stock available to permit such conversion). In connection with such loan, the Company has agreed to issue 200,000 shares of common stock to an affiliate of the lender for arranging the loan.

         During October 1997, the Company sold an aggregate of 600,001 shares of its authorized but unissued common stock to three purchasers in a private placement. The Company raised $450,000 in this placement. Aside from a $15,000 commission, the Company paid no other remuneration in connection with such sales.

         During October 1997, the Company sold its interest in an investment held in a subsidiary company for approximately $540,000.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10- QSB. CERTAIN OF THE DATA CONTAINED HEREIN INCLUDES FORWARD LOOKING INFORMATION AND RESULTS COULD DIFFER FROM THAT SET FORTH BELOW. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996 (THE "FORM 10-KSB") AND IN THE OTHER SEC FILINGS MADE BY THE COMPANY DURING 1997.

         RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

        Operating revenues for the three and nine months ended September 30, 1997 were $673,678 and $1,548,410, respectively, an increase of $182,157 and $97,084 compared to operating revenues of $491,521 and $1,451,326, respectively, for the three and nine months ended September 30, 1996.

        The increase in operating revenue from period to period was largely attributable to an increase in advertising revenue at Onyx Television. The Company is continuing to take steps to develop Onyx Television's advertising revenue. The Company has hired several experienced sales agents, who are working in the major cities in Germany utilizing a newly developed marketing and sales strategy. The Company believes that over the next few months, Onyx Television's advertising revenues will progressively increase, although there can be no assurance that this will, in fact, occur. At September 30, 1997 Onyx Television's signal reached approximately 9.75 million cable and satellite homes in Germany.

         During the three and nine months ended September 30, 1997, each of the Tinerama companies continued to operate at a small loss. The combined loss of the Tinerama companies increased from $32,000 and $100,000, respectively, for the third quarter and nine month periods in 1996 to $34,000 and $151,000, respectively, for the third quarter and nine month periods in 1997.

        Operating costs, including depreciation and amortization, for the third quarter of 1997 were $4.0 million, which included a non-cash accounting exchange translation loss of $0.4 million arising from changes in currency exchange rates at September 30, 1997 compared to exchange rates at December 31, 1996. Excluding this non-cash accounting exchange loss, operating costs for the three months ended September 30, 1997 decreased by $680,000 compared to the three months ended September 30, 1996.

        Operating costs, including depreciation and amortization, for the nine months ended September 30, 1997 increased to $13.8 million over operating costs of $12.8 million for the same period in 1996. The nine month 1997 number included a non-cash accounting exchange translation loss of $2.5 million arising from changes in currency exchange rates at September 30, 1997 compared to exchange rates at December 31, 1996.

        The decrease in operating costs for the three month period is principally reflective of the cost reductions made across all the group operations, which cost reductions were implemented during the second and third quarters of 1997. Operating expenses of Onyx Television include programming costs, broadcast studio expenses, transmission expenses and general and administrative expenses.

        Depreciation and amortization for the three and nine month periods ended September 30, 1997 was $158,222 and $407,587, respectively, compared to $309,073 and $763,016, respectively, for the three and nine month periods ended September 30, 1996. This decrease was due primarily to a reversal of an equipment purchase arrangement into an operating lease agreement.

        For the reasons set forth above, the Company's operating loss for the three month period ended September 30, 1997 was $3.4 million, a $.9 million reduction compared to operating losses of $4.3 million for the same period ended September 30, 1996. The Company's operating loss for the nine months ended September 30, 1997, increased to $12.3 million, an increase of $.9 million over the Company's operating loss of $11.4 million for the same period in 1996. Such increased loss for the nine month periods is reflective of the fact that increased advertising revenues for Onyx Television and the effects of cost cutting measures taken during the second and third quarters of 1997 are only beginning to impact results of operations.

        The net loss for the three and nine months ended September 30, 1997 was $3.5 million ($.10 per share) and $12.6 million ($.44 per share), respectively, compared to a net loss of $4.2 million ($.32 per share) and $11.2 million ($.91 per share), respectively, for the comparable 1996 periods. Weighted average shares outstanding increased by 181% and 133%, respectively, for the three and nine month 1997 periods compared to the three and nine month 1996 periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        The ownership, development and operation of media interests, including television and radio stations, television production facilities and publishing, and the development of a software and Internet entertainment business, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through September 30, 1997, the Company has incurred an accumulated deficit of approximately $31.7 million, principally related to the Company's launch and operation of Onyx Television. At September 30, 1997, the Company had a negative working capital of approximately $4.2 million.

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

        In October 1996, the Company's UK subsidiary, CM (UK), entered into an agreement to borrow US $2.0 million ("Convertible Debt" or the "Instar Loan") from Instar Holdings, Inc. ("Instar") to fund the Company's working capital requirements (principally related to the continuing operation of Onyx Television). The Convertible Debt is guaranteed by the Company and Onyx and is secured by a charge on substantially all of the Company's assets. Interest is payable monthly on the Convertible Debt, at the rate of 2% above Lloyd Bank's base rate. The Convertible Debt is convertible, at the option of the holder(s) thereof, into fully paid shares of Common Stock at a conversion rate of one share of Common Stock for each US $.50 principal amount of the Convertible Debt.

        On July 31, 1997, the Company and Instar entered into a letter of variation and amendment (the "Instar Amendment") pursuant to which the principal repayment date of the Convertible Debt was extended until January 20, 1998 (or such earlier date as the Company completes a public or private offering of its securities); provided, however, that it shall be an event of default under the Convertible Debt if the Company's stockholders have not, on or prior to December 1, 1997, approved an amendment to the Company's Articles of Incorporation increasing the authorized Common Stock sufficient to allow conversion of the Convertible Debt into Common Stock.

        Because the Company does not at present have available sufficient authorized but unissued shares of its common stock to reserve for issuance upon the exercise by Instar of its conversion right, the Company has created a series of convertible Preferred Stock (Series A Preferred Stock) from its authorized but unissued Preferred Stock which may be issued to Instar (and two present and one former member of the Company's Board of Directors that are holders of the Company's outstanding warrants) in the event that an increase in the number of authorized shares of common stock has not been approved by the shareholders of the Company at a time when Instar (or such persons) desires to convert the Instar Loan (and/or such warrants) to Common Stock. For a description of the terms of the Series A Preferred Stock, see the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

        The Instar Amendment provides that in the event that Stockholder Approval has not been obtained, Instar shall have the right at any time by notice in writing to the Company to convert the Convertible Debt (including principal and interest) to shares of Series A Preferred Stock at the rate of $0.50 per share; provided, however, if Stockholder Approval is obtained following such conversion, then the shares of Series A Preferred Stock then issued shall immediately and automatically convert into shares of common stock on a one-for-one basis in accordance with the terms and conditions set forth in the Certificate of Designations. If, on the other hand, Instar has not converted the Convertible Debt prior to Stockholder Approval and thereafter Stockholder Approval is obtained, Instar will have the right to convert the Convertible Debt into shares of common stock at the rate of $0.50 per share (as may be adjusted in accordance with the terms of the loan).

        The Instar Amendment grants to Instar the same rights of registration with respect to the shares into which the Convertible Debt is converted (common or preferred, as applicable) as were granted to the shareholders of Unimedia in the reorganization agreement between the Company and Unimedia and obligates the Company to include such shares in the first registration statement filed by the Company in respect of any of its outstanding shares.

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

        On March 3, 1997, the Company closed a second private placement in which the Company raised net proceeds of $5.85 million. The funds from this placement were used to fund the continuing operation of Onyx Television and for general corporate purposes. The Company issued an aggregate of 12.0 million shares of Common Stock in this private placement.

        On June 25, 1997, the Company accepted a subscription for $4.0 million from Unimedia, on behalf of certain investors. In the subscription, the Company agreed to issue an aggregate of 7,017,543 shares of Common Stock at a purchase price of $0.57 per share. On June 30, 1997, $1,500,000 of the proceeds of the subscription was received by the Company and the balance of $2,500,000 was released to the Company from escrow on July 31, 1997 at the closing of the Unimedia Acquisition. In connection with the private placement, the Company paid Unimedia a fee of $240,000, which was netted against the purchase price of the Shares. Unimedia, in turn, paid a fee to Valfab, S.A. for its services in connection with introducing Unimedia to certain of the investors who purchased the shares in the offering. The fee consisted of $192,000 in cash ($75,000 of which remains due and payable) and 106,666 shares of the Common Stock acquired by Unimedia in this placement.

        On July 31, 1997, the Company acquired 50.3% of the outstanding common stock of Unimedia in exchange for 4,333,000 shares of the Company's authorized but unissued common stock. Shareholders of Unimedia who did not participate in the first closing of the Unimedia share exchange had until September 5, 1997 to convert their Unimedia securities into shares of Common Stock and on September 5, 1997, the Company acquired an additional 31.3% of Unimedia's common stock in exchange for an additional 2,693,600 shares of the Company's authorized but unissued Common Stock.

        At the present time, the Unimedia Agreement has expired. The Company intends to continue a dialogue with the three remaining minority holders of Unimedia's securities and may, in the future, agree to acquire their Unimedia securities, although the Company is no longer obligated to do so. The terms of any such acquisition shall be determined by the Company's Board of Directors and may be different from the terms of the above-described share exchange.

        Unimedia currently owns 4,556,320 shares of the Company's issued common stock, which are not deemed to be outstanding at this time.

         On October 9, 1997, the Company entered into a short term loan of $500,000 from a company associated with David Ho, one of the Company's directors, and from an associate of Mr. Ho. The loan is due, with interest at the rate of 10% per annum on April 8, 1998. The loan is convertible into shares of the Company's authorized common stock at an exercise price of $.57 per share (but only at such time as the Company has sufficient shares of authorized but unissued common stock available to permit such conversion). In connection with such loan, the Company has agreed to issue 200,000 shares of common stock to an affiliate of the lender for arranging the loan.

         During October 1997, the Company sold an aggregate of 600,001 shares of its authorized but unissued common stock to three purchasers in a private placement. The Company raised $450,000 in this placement. Aside from a $15,000 commission, the Company paid no other remuneration in connection with such sales.

         During October 1997, the Company sold its interest in an investment held in a subsidiary company for approximately $540,000.

         The Company anticipates that in the short term, it will be able to obtain the funds required to continue its present operation. If such short term capital is not obtained, of which there can be no assurance, it will have a substantial adverse effect upon the Company. The Company's current operations require working capital of approximately $1.0 million per month.

        Additionally, the Company is seeking additional funding to allow it to pursue its longer term business objectives. There can be no assurance that the funding required to further the Company's longer term business objectives will be obtained. The Company's failure to obtain funding to repay its debts and to fund its long term business objectives will likely have a substantial and adverse impact on the Company's financial condition and prospects.

         In regard to its capital raising efforts, the Company is likely going to fund its capital requirements through additional sales of the Company's equity or debt securities. The Company may also seek funding for particular projects through investments directly into those projects. In that regard, the Company may consider selling all or a portion of its investments or operations to a third party or may consider a joint venture with other media interests. The Company is also seeking strategic alliances with respect to its other current and proposed businesses and to reduce operating costs in all of its businesses whenever possible. No definitive agreements have been entered into to date.

        There can be no assurance that the capital or other acceptable arrangements required to fund the Company's requirements will be obtained. The Company's failure to raise sufficient funds to repay the Convertible Debt, the Company's being called on the transponder guaranty, or the Company's failure to obtain sufficient working capital for its future operations, will likely have a significant and adverse impact on the Company's financial position, and could result in the Company's losing its operating assets.

        The Company's independent auditors included an explanatory paragraph in their audit report in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 stating that the financial statements were prepared assuming the Company would be able to continue as a going concern and that as a result of the Company's lack of working capital and losses since inception, there was a substantial doubt as to the Company's ability to continue as a going concern. The Company's failure to obtain additional capital or other acceptable arrangements to continue the business of the Company will have a material and adverse effect on the Company.

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

        The Company maintains its financial statements in dollars and holds the majority of its funds in United States dollars, pounds sterling, German Deutsche marks and French Francs. Amounts paid to the Company are payable in various currencies, which are subject to independent fluctuating exchange rates with the U.S. dollar, the pound, the Deutsche Mark and the Franc. In the event of a devaluation in a particular currency between the time its income arises and the time such income is received and converted by the Company into U.S. dollars, the Company would suffer an exchange loss which could materially and adversely affect the Company's financial condition, results of operations and/or cash flows. The Company does not hedge against foreign currency exchange rate risks. Because of the number of currencies involved, the constantly changing currency exposures and the fact that all foreign currencies do not fluctuate in the same manner against the United States dollar, the Company cannot predict with any certainty the future effect, if any, from period to period, of exchange rate fluctuations on its financial condition or results of operations. However, such fluctuations have been materially adverse in the past and may be materially adverse in the future.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter covered by this report

ITEM 5.  OTHER INFORMATION

         Effective November 12, 1997, Stephen Kornfeld is no longer a consultant to the Company. Mr. Kornfeld remains a director of the Company.

         In October 1997, Marc Sillam resigned as a director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

           27.             Financial Data Schedule.

(b) A Current Report on Form 8-K was filed by the Company on September 29, 1997 to provide the historical and proforma financial information required in connection with the Company's acquisition of an 81.6% interest in Unimedia.

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of November, 1997.

                                 CAPITAL MEDIA GROUP LIMITED


                                 By: /s/ Gilles Assouline
                                     -------------------------------------------
                                    Gilles Assouline, Chairman, President and
                                    Chief Executive Officer


                                 By: /s/ Stephen Coleman
                                     -------------------------------------------
                                    Stephen Coleman, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------

27        Financial Data Schedule