Form 10KSB
period 1997-12-31
CAPITAL MEDIA GROUP LTD
filed 1998-10-16
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended DECEMBER 31, 1997

         [x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the transition period from____________________________

                           Commission File No. 0-21051

                           CAPITAL MEDIA GROUP LIMITED
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                 NEVADA                                          87-0453100
---------------------------------------                     -------------------
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

        2 RUE DU NOUVEAU BERCY
       94220, CHARENTON, FRANCE
---------------------------------------                     --------------------
(Address of principal executive offices)                         (Zip Code)

                               011-33-1-43-53-6999
                           ---------------------------
                           (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                            NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                          REGISTERED
         -------------------                ------------------------------

           Not Applicable                                None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          Common Stock, $.001 par value

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ___ NO X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ ]

State Company's revenues for its most recent fiscal year: $2,429,275

Because the Company's Common Stock has not been publicly traded on an active basis during the preceding sixty days, the aggregate market value of the voting stock held by non-affiliates of the Company cannot be determined with any accuracy. As of August 31, 1998, there were 39,026,223 shares of the Company's Common Stock issued and outstanding, of which 25,186,558 shares were owned by non-affiliates of the Company.

The following documents are incorporated by reference:        None.

Transitional Small Business Disclosure Format.  YES ____      NO   X

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

         UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" REFERS COLLECTIVELY TO CAPITAL MEDIA GROUP LIMITED, A NEVADA COMPANY ("CMG") AND ITS
SUBSIDIARIES: (I) UNIMEDIA, S.A. ("UNIMEDIA"), AND UNIMEDIA'S SUBSIDIARIES, PIXEL, LTD. ("PIXEL") AND TOPCARD, S.A. ("TOPCARD") AND (II) CAPITAL MEDIA (UK) LIMITED ("CM(UK)") BLINK TV LIMITED ("BLINK"), AND CM(UK)'S SUBSIDIARIES, BLINK TV LIMITED ("BLINK"), ONYX TELEVISION GMBH ("ONYX") AND TINERAMA INVESTMENT AG ("TIAG").

GENERAL

         The Company's primary business is the broadcasting operation of Onyx Television GmbH ("Onyx" or "Onyx Television"), which operates an advertiser supported music television station in Germany. Onyx Television commenced broadcast operations in January 1996, and its broadcasting signal is currently received in approximately 8.7 million cable homes and an indeterminate number of satellite homes in Germany. In July 1998, the Company entered into a strategic alliance with a subsidiary of Groupe AB, a large French television production company, with respect to the operation and future development of Onyx Television's business. Pursuant to the agreement between the Company and Groupe AB, Groupe AB will provide Onyx Television with significantly all of Onyx Television's future broadcasting requirements over the next two years and will work closely with Onyx Television to further develop and expand Onyx Televisions' programming in Germany. Groupe AB operates nineteen thematic television stations which are distributed on various cable and satellite pay-TV services in France, Switzerland and Belgium.

         The agreement with Groupe AB was entered into simultaneously with an agreement between the Company and Superstar Ventures Limited ("Superstar"). These new agreements provide the Company with $11.64 million of funding, $5.4 million in the form of cash investments to be infused over a one year period and $6.24 million through AB providing operating services to Onyx Television over a two year period. The new funding will be initially in the form of debt, but will be automatically converted into equity at the rate of $0.10 per share upon and after approval of an increase in the Company's authorized capital at the next shareholders' meeting, which the Company is obligated to hold no later than November 30, 1998. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." In the event that shareholder approval of an increase in the authorized common stock of the Company is not obtained, then the debt as incurred at that date, together with interest and penalties, will become immediately due for repayment. Once these obligations are converted into Common Stock, Superstar and Groupe AB will control a majority of the Company's outstanding common stock and will control the Company. See Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Since the Company's acquisition of Unimedia S.A. in July 1997 and the assumption by Unimedia's executive management of the executive management of the Company, the Company has taken decisive measures to reduce Onyx Television's operating costs and to refocus the strategy of the group. The ownership, development and operation of television stations and other new-media interests require substantial capital investment. To date, the Company has financed its capital requirements through sales of equity securities and debt financing and the Company has experienced substantial working capital shortfalls over the last 18 months.

         The Company believes that the agreements with AB and Superstar provide the funding required to develop Onyx Television's operations more positively in the future and allow the Company to implement a far more cost effective broadcasting operation than would otherwise be available. The Company also believes that these agreements provide Onyx Television with a strategic partner with substantial experience in both television production and broadcasting and with a partner interested in pursuing joint projects with Onyx Television (such as teleshopping).

         The Company also has interests in several other businesses: (i) Tinerama, which operates a Romanian print media group and radio station, (ii) Blink TV, which is a specialist TV programming company which provides lifestyle programming on large video screens at concert events, (iii) Pixel, which specializes in computer graphics and 3D animation for TV packaging, digital broadcasting and special effects, (iv) TopCard, a software development business which is engaged in the development of applications based upon smart card technology (including remote security Internet access and infrared contactless smart-card technology) and (iv) Unimedia, which intends to develop in the future a software platform for Internet entertainment and gaming.

ONYX TELEVISION

         PROGRAMMING

         Onyx develops, acquires and exhibits on its network a variety of music videos, interviews and topical specials that focus on a distinctive mix of jazz, blues, classical and popular German music and current and recurrent pop and rock. Programs are acquired from a variety of sources or, to a lesser extent, produced internally. Acquired programming includes music videos, concert footage and other live performance material. Such programming is supplied to Onyx by record companies and the music industry for a variety of fees ranging from nominal handling charges plus royalty payments for videos to negotiated license fees for live footage. Onyx's internal productions include interviews and topical specials that range from profiles of specific artists to genre defined shows such as JAZZ ONYX, ONYX COUNTRY CLUB, and ONYX OVERTURE (classical). Onyx also broadcasts infomercials on its television station.

         Currently, music videos represent a substantial proportion of the content utilized in Onyx's programming. Customarily, in the European record industry, record companies provide the Company with music videos in exchange for nominal handling charges plus royalty payments.

         TARGET MARKET AND DISTRIBUTION

         Germany is the largest cable television market in Europe, with a population of over 82 million people and approximately 35.0 million households. Cable television distribution systems covered approximately 24.0 million homes and served over 17.4 million cable subscribers as of June 30, 1998. The German cable television market is substantially built-out. As of December 31, 1997, cable television systems covered approximately 75% of the households in Germany. Additionally, as of August 31, 1998, Germany had approximately 11.4 million homes served by direct-to-home satellite-delivered television services and satellite master antenna television systems.

         As of August 31, 1998, Onyx's broadcast signal was distributed to 8.7 million cable homes in Germany, compared to 6.0 million homes as of August 31, 1997. In addition, Onyx's signal is received by an indeterminate number of homes in Germany which are covered by direct-to-home satellite systems.

         Television is the fastest growing media in Germany, with advertising revenues having increased from DM 1.4 billion ($0.9 billion) in 1984 to DM 6.3 billion ($4.1 billion) in 1996. During this same period, television advertising revenue as a percentage of total advertising revenue has increased from approximately 10% in 1984 to approximately 22% in 1996. Industry sources estimate that television advertising will nearly double to DM 11.5 billion ($7.5 billion) by 2004. Since the introduction of cable and satellite television programming to Germany in 1984, such programming's share of television advertising revenue has increased to approximately 90%.

         The target market for Onyx's programming is persons in the 20 to 55 year old age group (the "Target Audience"). The Target Audience is believed to be one of the largest demographic segments in Germany. The Company believes that the Target Audience watches more television than any other demographic group in Germany and has high purchasing power.

         ADVERTISING REVENUE

         Substantially all of Onyx's revenues are derived from the sale of spot advertising time. Onyx also derives revenue from direct response advertising in which advertisers pay Onyx based on the number of products sold as a result of a particular commercial or as a result of an infomercial which is broadcast on the Company's station. In addition to providing access to cable households in general, the Company believes that Onyx will in the future be attractive to advertisers because it offers one of the most cost effective means of reaching the Target Audience. The Company believes that distribution, marketing and audience qualifications, and an effective advertising sales force, are key to achieving success in the advertising sales market.

         In August 1998, Onyx entered into an agreement with a large independent media company in Germany to act as Onyx's exclusive sales agent in Germany. Pursuant to the agreement, which is for a four year period, the sales agent will be paid commissions based upon the revenues derived from the commercials broadcast on the station. The agreement also establishes sales objectives to be met by the sales agent on an annual basis in order for the agreement to continue on an exclusive basis.

         The demand by advertisers for advertising time on Onyx, and therefore its operating results, are and will be affected in the future by general economic conditions, the demographic characteristics of the audiences viewing the Company's broadcasts, the activities of the Company's competitors, the Company's ability to provide evidence to advertisers with regard to the size of the Onyx Televisions' viewing audience, and other factors, as well as trends in the advertising industry. To date, Onyx Television has not obtained a substantial amount of advertising revenue from commercials and there can be no assurance that Onyx Television will ever achieve sufficient levels of advertising revenue to make the station profitable and cash flow positive.

         GOVERNMENTAL REGULATION

         The Company's ability to distribute Onyx Television through German cable systems is dependent upon obtaining and thereafter maintaining the approval of German Landes Medienanstalten (Local Media Authorities or "LMAs"), each of which has authority to approve programming lineups for cable systems in the 15 German regions known as "Bundeslanders" and each of whose members are appointed by local government. Currently, Onyx Television's channel has been granted the right or partial right to distribute programming through cable networks located in 13 of the 15 Bundeslanders.

         Because the number of channels available to a cable system is currently limited by analog technology to 30 to 35, the success of Onyx Television is dependent in part upon maintaining its approval and good relations with each of the LMAs who have previously agreed to allow broadcast of Onyx Television on their cable system (both to maintain existing distribution and to seek additional distribution on those cable systems), and on creating a relationship with additional LMAs in order to obtain additional distribution of Onyx Television's programming. Since decisions on distribution are made annually by each LMA, there can be no assurance as to the distribution which the Company might obtain in any year and from year to year.

         Television broadcast operations in Germany are subject to extensive government regulation as to the issuance, renewal, transfer and ownership of station licenses, the timing and content of programming, the timing, content and amount of commercial advertising permitted and the determination of which stations will be permitted to broadcast on a particular cable system. There are also regulations requiring that certain percentages of programming be produced or originated in local markets. Further, countries into which Onyx Television may in the future seek to expand may expose Onyx Television to substantial additional government regulation.

         The types of programming which Onyx Television may broadcast and the costs associated with any such programming could also be impacted by political initiatives which are being taken by the European Union to increase the amount of European-produced programming which is being broadcast. In that regard, the German National Convention of Broadcast, based upon a recent application of the European Union, is expected by the end of 1998 to endorse and authorize an increase in the time allowed for third party services such as teleshopping from one hour per day to three hours daily. The Company believes that if such amendment is adopted by the various LMAs whose cable systems carry Onyx Television's station, it will have a positive effect on Onyx Television's revenues. There can be no assurance as to the ultimate outcome of these matters and their effect on Onyx Television.

         Any change in the ownership of the Company or Onyx Television or the addition of new shareholders who acquire a substantial interest in the Company or Onyx Television must receive approval from the German media authorities regarding the effect of the transaction on the ownership concentration in the overall German television industry. The Company has made application to the German media authorities in respect of the changes to its ownership and operations resulting from the Company's recent agreements with Groupe AB and Superstar and the Company expects to receive such approvals. However, the failure of the German media authorities to approve such changes in ownership would likely result in the suspension and/or revocation of Onyx Television's broadcast licenses, which would have an adverse effect on the financial condition of the Company.

         COMPETITION

         Among companies providing programming services via cable television in Germany, there is intense competition for both viewers and for the right to distribute programming over the various cable television networks throughout Germany. A number of German cable television networks provide programming that targets the Target Audience targeted by Onyx Television. The competition for viewers includes broadcast television stations, satellite and wireless programming services, radio, print media and the Internet. In connection with its music programming, the Company competes with other broadcast operators, which includes other music channels. Many of the Company's competitors have significantly greater resources than the Company.

         Additionally, increased competition for viewers in the German cable industry may result from the availability of additional channels and programming made possible by technological advances, such as digital compression technology, which allows cable systems to expand channel capacity, the deployment of fiber optic cable, which has the capacity to carry a much greater number of channels than coaxial cable, and "multiplexing," in which programming services offer more than one feed of their programming. The increased number of choices available to the Target Audience as a result of these technological advances could impact the number of persons watching Onyx's programming.

         LONG TERM STRATEGY

         The Company's operating strategy with respect to Onyx is to (i) expand the number of regional cable networks carrying Onyx, (ii) increase advertising revenues through growth in both sellout and the prices paid per advertisement,
(iii) launch Onyx in other European countries, (iv) continue to develop strategic alliances/relationships in order to seek to increase Onyx's ability to penetrate existing markets and enter new markets, and (v) if possible, syndicate Onyx's internally produced programming to third-parties. There can be no assurance that these strategies will be successfully implemented.

         STRATEGIC ALLIANCES

         In July 1998, the Company entered into a two-year services agreement (the "Services Agreement") with a subsidiary of Groupe AB, which agreement by its terms became effective on October 1, 1998, pursuant to which Groupe AB has agreed to provide certain technical services to the Company, including, among other services: (i) use of a transponder aboard a satellite of the EUTELSAT type, (ii) uplink facilities, (iii) all transmission services to the cable head ends of each of the German cable television networks over which the Company's programming is broadcast, and (iv) use of a master control room and other transmission facilities required to operate Onyx Television. Additionally, Groupe AB will fund the Company $60,000 per month so that the Company may pay the costs of transmitting its broadcast signal over telephone lines to decoders at the cable ends.

         In return for these services and this investment, Onyx will be obligated to accrue $200,000 per month for the benefit of Groupe AB, which will initially be debt, but will be automatically converted into Common Stock at a conversion rate of $0.10 per share if the Company's stockholders approve an amendment to the Company's articles of incorporation increasing the Company's outstanding common stock, thereby allowing such shares to be converted into shares of the Common Stock (and will be repayable in full, with penalty interest, in the event that the Company's shareholders' do not approve such an amendment).

         In that regard, effective October 1, 1998, Onyx Television's signal began to be broadcast on ABSAT, which is a digital satellite transponder controlled by Groupe AB, and Groupe AB commenced providing Onyx Television with an uplink facility and with the other services contemplated by the Services Agreement.

         Over the last year, the Company's executive management have taken significant steps to reduce the costs associated with the operations of Onyx Television and the strategic alliance between Onyx Television and Groupe AB is expected to result in an annual saving of approximately $2.0 million in overhead expenses annually from the level of operating expenses previously incurred by Onyx. Including the anticipated cost savings associated with the services agreement with Groupe AB, Onyx Television's annual operating costs will have been reduced by approximately 60% from the level of such costs incurred during 1997. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" and Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         The Company has applied to the German regulatory authorities to move its principal television station license from Rheinland Pfalz to North Rhine Westphalia, in order to allow the Company to take advantage of the benefits associated with the services agreement with Groupe AB. The Company is hopeful that it will obtain the required approvals, although there can be no assurance. The Company also expects that the Company and Groupe AB will work together to develop new programming opportunities for Onyx, including increased teleshopping programming, with the goal of increasing the revenues being derived from the operation of Onyx Television.

         On March 27, 1998, the Company, CM (UK) and Onyx entered into an agreement (the "Sharing Agreement") with QVC Deutschland GmbH ("QVC Germany"), a subsidiary of QVC, Inc. Under the terms of the Sharing Agreement, Onyx and QVC Germany agreed to seek approval from the applicable German media authorities for permission for QVC Germany to share broadcast time equally with Onyx in respect of 5.8 million of the homes receiving the Onyx cable television broadcast and not already receiving the QVC program. For a more detailed description of the terms of the Sharing Agreement, see the Company's Current Report on Form 8-K which was filed with the U.S. Securities and Exchange Commission on May 15, 1998.

         At the present time, the Sharing Agreement has expired by its terms, since the regulatory approvals required under the Sharing Agreement have not been obtained. However the Company and QVC Germany are continuing to explore potential ventures from which they can mutually benefit.

OTHER BUSINESSES

         TINERAMA INVESTMENT AG

         The Company owns a 51% interest in a holding company, Tinerama Investment AG ("TIAG"), which, in turn, owns a 61% interest in four corporations and a 49% interest, with an option to purchase an additional 12% for nominal value, in a fifth corporation (such corporation is a Romanian broadcasting company which, under Romanian law, may not be majority-owned by a non-Romanian entity, but as to which TIAG has voting control) (collectively, the "Tinerama Companies") having media-related operations in Romania (collectively, "Tinerama"). The remaining 39% of each of the Tinerama Companies is owned by Tinerama's founder, Max Banush ("Banush") and by Robert Perlitz. Banush continues to operate the business.

         Tinerama, which is headquartered in Bucharest, Romania, owns (i) seven newspapers and periodicals with a total monthly production of approximately 1.0 million; (ii) a distribution network comprising of vans and automobiles; (iii) a printing facility; and (iv) a radio station which broadcasts to approximately one-third of the country.

         Successive governments since the overthrow of dictatorship in Romania have built a viable democracy, but have failed to bring the economic benefits of the transition from communism which have been seen elsewhere in the eastern bloc. Tinerama has recently undergone some level of reorganization in order to stem the continuing losses from its operations. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Further actions are being considered and a review is to be undertaken as to whether the Company should continue its involvement with Tinerama.

         BLINK TV

         Blink TV is a specialist TV programming vehicle which provides lifestyle programming on large video screens at UK concert events. This programming consists of music videos, style and fashion, and extreme sports, which is broadcast as a 30 minute segment immediately prior to live performances. Blink TV has installed video screens and projection equipment at five major UK concert venues in order to offer programming at these venues.

         The Company owns a 50% joint venture interest in Blink TV. The balance is owned by RCL Communications, which purchased its interest in Blink during 1998 from Mirror Group PLC.

         In connection with its business, Blink Television must obtain the right to broadcast its programming at rock and pop concerts and other events at the arenas where Blink has installed its high spec audio-visual equipment. In order to obtain these rights, Blink Television has to negotiate successfully with promoters of events, producers and managers of artists, as well as the artists themselves. Further, Blink Television must successfully sell advertisers on its concept. There can be no assurance that Blink will be successful in these efforts.

         Since launching Blink in November 1986, Blink TV has already transmitted approximately 150 hours of tailor-made programming at approximately 300 concerts in the United Kingdom and the United States. Concerts at which Blink TV's programming has been played have included Boyzone, Sting, Bryan Adams, 3T, Kenny G, Status Quo, the Disney Christmas Show and the Spice Girls. Advertising deals have been concluded with a variety of companies, including Gillette, British Telecom, Volkswagen, Volvo, Duracell, Kodak and Lee Jeans.

         Notwithstanding, Blink TV has taken longer than was originally anticipated to be accepted as a new advertising median and to become profitable. Advertising agencies have been cautious in using Blink as an alternative to classical advertising and some artists have been reluctant to use Blink as a support act in their shows. Blink has been successful in completing several concerts outside the United Kingdom, but United Kingdom returns have not been as optimistic as hoped, and management is currently reviewing the sales and co-ordination of events to improve results.

         UNIMEDIA

         On July 31, 1997, the Company acquired 50.3% of the outstanding common stock of Unimedia in exchange for 4,333,000 shares of the Company's authorized but unissued common stock. Shareholders of Unimedia who did not participate in the first closing of the Unimedia share exchange (the "Unimedia Share Exchange") had until September 5, 1997 to convert their Unimedia securities into shares of Common Stock and on September 5, 1997, the Company acquired an additional 31.3% of Unimedia's common stock in exchange for an additional 2,693,600 shares of the Company's authorized but unissued Common Stock. Shares issued in the Unimedia Share Exchange were valued at their then fair market value ($0.57 per share).

         Unimedia intends to pursue the development of a software platform for Internet gaming and entertainment. To date, in furtherance of this objective, Unimedia has engaged the services of a consultant, SCP Valfab, which provides the services of Jacque Dubost, a consultant to the casino industry and the former manager of two famous casinos in Cannes, France and in Monte Carlo. Such business is extremely competitive and no assurance can be given that Unimedia will be successful in entering this business.

         PIXEL, LTD.

         On February 12, 1998, the Company, Unimedia, and Pixel Multimedia Ltd. ("PMM") consummated the transactions contemplated by an agreement executed on that date and effective as of January 1, 1998. PMM previously owed Unimedia $2,700,000 for loans made to PMM and for other expenses. As part of the transaction, Unimedia purchased the outstanding stock of Pixel Ltd., an Israeli company ("Pixel") from PMM. Pixel specializes in computer graphic and 3D animation for TV packaging, digital broadcasting and special effects. Pixel also owns a 47.5% interest in Henry Communication Ltd., a service company operated in a joint venture with Video Broadcast SB Ltd., an Israeli broadcasting company. Pixel has, in addition, a contractual relationship with Israel Cable Programming Company Ltd., providing TV packaging and animation programming for the cable operators in Israel, utilizing Pixel's digital editing systems and located in Israel Cable Programming's studio facilities. As part of the transaction, Pixel also purchased certain software previously developed for Unimedia by PMM for use in connection with the development of the Company's and Unimedia's proposed entertainment and gaming software platform.

         The purchase price paid to acquire Pixel consisted of: (i) forgiveness of $1.7 million of the debt owed by PMM to Unimedia and (ii) the assumption by Pixel (guaranteed by Unimedia and the Company) of certain PMM debt not exceeding $750,000 due to a financial institution. Additionally, PMM may receive up to 600,000 shares of the Company's Common Stock owned by Unimedia if certain performance objectives are achieved by Pixel. These shares have been pledged by Unimedia to the financial institution to secure Pixel's debt to the financial institution. Finally, the remaining $1,000,000 owed by PMM to Unimedia will be forgiven in the event that certain future performance objectives are achieved by Pixel. Rami Weitz, the President of Pixel, continues to work with Pixel and Unimedia on a consulting basis.

         TOPCARD, S.A.

         On November 1, 1997, Unimedia acquired an 80% interest in TopCard, a French company engaged in the design and manufacture of infra-red contactless smart card technology. Unimedia had previously owned 10% of the outstanding stock of TopCard and, after this transaction, Unimedia owns 90% of the outstanding stock of TopCard. The purchase price paid by Unimedia for the 80% interest consisted of the transfer of 456,000 shares of the Company's Common Stock owned by Unimedia to TopCard's shareholders and $150,000 in cash.

         TopCard is developing secure access smart card technology required for processing online transactions. TopCard has agreements to export its smart card technology and turnkey solutions to Russia and China for use in securing access to mobile phone applications and prepaid Internet services, respectively, and is presently in a pilot project with the European Union to develop a secure decrementing value card system (an electronic purse).

LONG TERM BUSINESS STRATEGY

         The Company's long term strategy is to become a leading provider in Europe of digital interactive thematic multimedia entertainment programs and on-line services through conventional mediums, such as television and cable, and the Internet. The Company believes that over time, it will be able to maximize its opportunities by cross fertilizing the conventional aspects of its media business with its proposed new media development and activities by finding applications for its programming in new arenas (such as the Internet). One product, for example, might be the development of a web site where persons may view music videos and programming shown on Onyx Television. The Company also hopes in the future to develop new television programming formats in order to become a company at the leading edge of the convergence between television and PC Networks. The Company also intends to pursue a strategy of seeking to provide Onyx Television's programming through expanding digital European television networks and seeking to expand the Onyx Television and Blink TV concepts to other countries.

PERSONNEL

         At June 30, 1998, the Company employed 76 persons, 22 of whom were employed by Onyx Television, 24 of whom were employed by Tinerama, three of whom were employed by Blink TV, 23 of whom are employed by Unimedia, Top Card and Pixel, and four of whom were employed in administrative, financial and managerial positions on behalf of the combined operation.

ITEM 2.     PROPERTIES

         The Company's principal executive offices are located in France. At the present time, the Company intends to organize a French subsidiary, CM Development, which shall operate as an administrative services office for the Company in France. CM Development will share office space with Unimedia, which leases office space in Charenton, France. Prior to May 1998, the Company's principal executive office was located in leased office space in London, England. Onyx Television leases administrative offices in Dortmund, Germany. Tinerama owns a building and, in addition, leases administrative offices and print works in Bucharest, Romania. Blink TV leases offices in London. TopCard leases office space in Aix-en-Provence, France and Pixel leases offices in Tel Aviv, Israel. For information regarding the Company's financial obligations under its leases, see Note 7 to Notes to Consolidated Financial Statements.

ITEM 3.     LEGAL PROCEEDINGS

         CM (UK) was sued in 1995 by COM TV Production Und Vertrieb GmbH and Nen TV Limited ("NEN"). This suit sought an interest in Onyx Television pursuant to an alleged agreement among the parties. For information regarding this suit, see the Company's Annual Report on Form 10-KSB for 1996 and the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

         In December 1997, the parties entered into an agreement to settle this suit. As part of the settlement, Onyx agreed to pay the plaintiffs DM50,000. Additionally, the settlement allows NEN the right to introduce a client to Onyx within one year of the settlement to use the broadcast downtime on the Onyx Television station. In the event that a client is introduced, that client will be required to pay Onyx a minimum monthly fee of DM40,000, plus a 22.5% commission on all revenues earned by such client in connection with its broadcasts on the channel to the extent that such revenue exceeds DM222,225. In turn, NEN will receive 25% of all amounts paid to Onyx relating to such client, up to a maximum of DM1,500,000. To date, no client has been introduced to Onyx by NEN.

         In June 1997, a former managing director of Onyx Television whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. The suit sought damages of DM750,000. Onyx maintained that the action which it took with respect to this employee was lawful and in July 1998, the court ruled in favor of the Onyx Television. The plaintiff has the right to appeal and Onyx Television believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of this matter.

         In May 1998, TV Strategies, a Dallas based television services company, obtained a default judgment against Onyx Television for DM300,000, plus interest, relating to services which Television Concepts alleges that they provided to Onyx. Onyx intends to seek to have the default judgment set aside in Texas, and believes that it has the grounds to obtain relief from the default judgment. Onyx

Television also believes that it has meritorious defenses to the suit. There can be no assurance as to the outcome of this matter.

         In July 1998, the Company was sued in the U.S. District Court for the District of Nevada by Fontal Limited ("Fontal") for breach of a promissory note. Pursuant to the note, the Company owes Fontal $200,000, plus accrued but unpaid interest. The Company had pledged the rights to international trademarks for the Onyx name and branding outside of Germany to Fontal to secure repayment of this note.

         The Company has filed a motion to dismiss this suit for FORUM NON CONVENIENS, believing that the proper forum for this suit is England. The Company also believes that it has meritorious defenses to this suit and intends to vigorously defend same. No assurance can be given as to the ultimate outcome of this matter.

         Unimedia has three minority shareholders (one of whom is the shareholder who controls Fontal) who have previously advised Unimedia that they do not believe that the reorganization of Unimedia with the Company was in the best interest of Unimedia and its stockholders. These stockholders have brought numerous legal actions against Unimedia and/or its management (which is also now, in part, the senior executive management of the Company) contending that the past and future activities of Unimedia are not in the best interest of Unimedia's shareholders and were not being engaged in for the benefit of Unimedia and its stockholders. To date, such suits have not been successful. In addition, the French Courts have to date rejected all requests to appoint experts in judgment to review Unimedia's management's actions.

         The Company, which owns 81.6% of Unimedia, intends to operate and continue the future development of Unimedia's business in the best interest of Unimedia's stockholders, including the Company. Additionally, the Company believes that the Internet business which Unimedia had previously contemplated developing, cannot be developed without funding provided by the Company and without other resources provided by the Company. To the extent that such minority holders disagree with the business decisions made by Unimedia in the future, including the use by Unimedia of funds available to Unimedia which might be used in joint projects between the Company and Unimedia, they may bring legal actions against Unimedia and/or its management for breach of fiduciary duties or based upon other legal theories. Such actions, if brought, may have an adverse impact on the Company and Unimedia. Further, any such litigation would be time consuming and costly to Unimedia (and thereby to the Company, based upon its ownership of an 81.6% interest in Unimedia), even if such litigation were decided in favor of Unimedia and/or its management.

         Charles Koppel, the former chairman and CEO of the Company, had a service agreement with the Company under which he was entitled to an annual base salary of (pound)100,000 ($160,000). The agreement provided for successive automatic one-year terms unless terminated upon one year's prior notice in writing. Mr. Koppel resigned his positions with the Company on August 6, 1997. Mr. Koppel has advised the Company that he believes that the Board's selection of a new President and

CEO of the Company in August 1997, constituted a constructive dismissal of Mr. Koppel under his service agreement.

         On March 12, 1998, the Company resolved its dispute with Mr. Koppel in regard to his claim for wrongful dismissal. Pursuant to the settlement, the Company agreed to pay Mr. Koppel (pound)60,000 over an agreed period of time to resolve outstanding claims under his service agreement with the Company.

         In August 1998, Onyx Television sued Mr. Koppel in Germany. The suit alleges that certain of Mr. Koppel's actions as the managing director of Onyx Television were improperly performed and that certain of his other actions were taken for his own direct or indirect benefit and not for the benefit of Onyx Television. The suit seeks damages in an unspecified amount. The Company intends to vigorously pursue this action against Mr. Koppel.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's securities holders during the fourth quarter of 1997 or the first three quarters of 1998.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING MARKET FOR THE COMPANY'S SECURITIES

         The Company's common stock was quoted on the NASDAQ Small Cap Market under the symbol "CPMG" from July 1996 until June 8, 1998, when the Company's Common Stock was delisted from the NASDAQ Small Cap Market. Since that date, the Company's Common Stock has been quoted on the pink sheets published by the National Quotations Bureau. The Company does not believe that there is an active trading market for its securities at the present time.

         The Company intends to seek to have its Common Stock quoted in the Bulletin Board maintained by the NASD once the Company has brought its filings with the U.S. Securities and Exchange Commission up to date.

         The following table sets forth, for the calendar quarters indicated, the range of high and low bid prices per share of common stock as reported by
NASDAQ:

                                                                 HIGH               LOW
                                                                 ----               ---
         1996                                                    $                  $
         ----
         Third Quarter (commencing July 25, 1996)               6 1/4             3 1/4
         Fourth Quarter                                         3 1/4             2 3/4

         1997
         ----
         First Quarter                                          3 3/4             1 5/8
         Second Quarter 1997                                  1 15/16             1 1/8
         Third Quarter                                          1 5/8              9/16
         Fourth Quarter                                        1 1/32               1/4

         1998
         ----
         First Quarter                                          21/32              5/16
         Second Quarter                                           5/8              5/16

         At December 31, 1997, the Company had approximately 325 stockholders of record. Additionally, the Company had at that date an indeterminable number of stockholders who owned their shares in street name through brokerage firms.

         Since the Common Stock is no longer to be quoted on the NASDAQ SmallCap Market, the Company's Common Stock has become subject to certain regulations of the Securities and Exchange Commission which impose sales practice requirements on broker-dealers because the Common Stock of the Company has a market price of less than $5.00 per share. For example, in such situation, broker-dealers selling the securities, are required, prior to effecting any transaction, to provide their customers with a document which discloses the risks of investing in the Company's Common Stock. Furthermore, in such situation, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risks of transactions in the security, which could limit the number of potential purchasers of the Company's securities. The additional burdens imposed upon broker-dealers by such requirements could, in the event the Common Stock were deemed to be a penny stock, discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of the Common Stock.

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

OTHER MATTERS

         The Company intends in the near future to: (i) call a meeting of its stockholders to seek approval of an increase in its authorized Common Stock to permit the conversion of all of the Company's outstanding convertible debt, and to provide the Company with sufficient authorized common stock to allow the Company to sell additional shares to raise funds for corporate purposes in the future, and (ii) file a registration statement to register for resale the shares of common stock which have been sold by the Company during the last two years and the shares underlying the Company's outstanding options, warrants and convertible debt.

         The Company has agreed to offer to one of its warrant holders the right to subscribe to purchase 1,566,156 shares on the basis of two shares for each of the warrants which they hold, at an exercise of $.30 per share, effective upon the Company's shareholders approving an increase in the Company's authorized common stock. Additionally, subject to the compliance with applicable U.S. securities laws and the approval of an increase in the Company's authorized common stock to allow for such action, the Company intends in the future to offer its other warrant holders the right to exercise their warrants and receive two shares of common stock at an exercise price of $0.30 per share.

         Additionally, the Company may in the future consider taking the following corporate actions: (i) to reverse split the Common Stock, and/or (ii) to redomesticate the Company in a non-U.S. jurisdiction (since the Company has no operations in the United States). To date, no actions with respect to these matters have been taken.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS CONTAINED ELSEWHERE IN THIS FORM 10-KSB, INCLUDING THE NOTES THERETO. THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN THIS FORM 10-KSB THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE ARE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY, INCLUDING, WITHOUT LIMITATION, THE ABILITY OF THE COMPANY TO MAINTAIN OR INCREASE ITS DISTRIBUTION OF ONYX TELEVISION ON GERMAN CABLE SYSTEMS, THE ABILITY TO INCREASE ONYX TELEVISION'S ADVERTISING REVENUES, CHANGES IN COSTS OF PROGRAMMING, THE ABILITY OF THE COMPANY TO DISTRIBUTE ONYX TELEVISION IN MARKETS OTHER THAN GERMANY, THE ABILITY OF THE COMPANY TO DEVELOP THE SOFTWARE AND INTERNET TECHNOLOGIES HELD BY UNIMEDIA OR PROPOSED TO BE DEVELOPED BY UNIMEDIA, AS WELL AS GENERAL MARKET CONDITIONS AND COMPETITION. FUTURE EVENTS AND ACTUAL RESULTS, FINANCIAL AND OTHERWISE, COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS HEREIN. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

SUMMARY FINANCIAL DATA

         THE SUMMARY FINANCIAL DATA SET FORTH BELOW IS DERIVED FROM AND SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO.

                                                 FISCAL YEAR ENDED              FISCAL YEAR ENDED
                                                 DECEMBER 31, 1996              DECEMBER 31, 1997
                                                 -----------------              -----------------
STATEMENT OF INCOME DATA:

Operating revenues......................            $   2,075,407               $   2,429,275
Operating costs, including exceptional
   charges (1997-$4,202,737; 1996-
   $497,690)............................              (18,352,988)                (20,865,264)
Operating loss..........................              (16,277,581)                (18,435,989)
Loss before income tax provision........              (16,313,514)                (18,976,917)
Income tax provision....................                   (6,623)                      1,390
Net loss................................              (16,262,104)                (18,871,065)
Net loss per share......................                   ($1.32)                     ($0.67)
Weighted average shares outstanding.....               12,359,029                  27,966,383

BALANCE SHEET DATA:                                    DECEMBER 31, 1997
                                                    ---------------------
Working Capital(Deficit)...................             $  (9,514,501)
Current Assets.............................                 2,417,272
Investments................................                 2,014,917
Intangible Assets..........................                 3,452,976
Total Assets...............................                 8,905,983
Total Liabilities..........................                11,931,773
Minority Interests in Subsidiaries.........                   901,980
Stockholder's Equity.......................                (3,927,770)


RESULTS OF OPERATIONS (1997 VS. 1996)

         The financial results include the consolidated accounts of the Company, its wholly owned subsidiary CM(UK) and CM(UK)'s wholly owned subsidiary, Onyx and CM(UK)'s 51% owned subsidiary, TIAG, and the Company's 81.6% owned subsidiary Unimedia, and Unimedia's 90% owned subsidiary TopCard SA ("TopCard"). The Company's 50% joint venture investment interest in Blink TV Limited ("Blink") has been accounted for using the equity method. The results of Unimedia and TopCard have been consolidated from September 1997 and November 1997, which are the respective dates of their acquisition. Pixel Ltd., which was effectively acquired as of January 1, 1998, has not been consolidated into the Company's Fiscal 1997 results.

         For the fiscal year ended December 31, 1997 ("Fiscal 1997"), the Company reported a net loss of $18.87 million, compared to a net loss of $16.26 million for the fiscal year ended December 31, 1996 ("Fiscal 1996"). The net loss for Fiscal 1997 includes exceptional charges of $4.2 million, as follows:
(1) a $1.69 million charge to write off additional goodwill and asset amortization, and (ii) a $2.51 million non-cash currency exchange translation charge (Fiscal 1996-$0.5 million) arising from changes in currency exchange rates at December 31, 1997 compared to exchange rates at December 31, 1996. Without these write-offs and non-cash charges, the net loss for Fiscal 1997 would have been $14.67 million.

         The net loss per share for Fiscal 1997 was $0.67, compared to a net loss per share of $1.32 for Fiscal 1996. Weighted average shares outstanding were 27,966,383 for Fiscal 1997 compared to 12,359,029 for Fiscal 1996. The increase in the number of shares outstanding is primarily due to the Company's private placements completed in March 1997 (12,000,000 shares) and June 1997 (7,017,543 shares), and the Company's acquisition of an 81.6% interest in Unimedia in August 1997 (7,026,600 shares).

         Operating revenues in fiscal 1997 totaled $2.43 million, a net increase of $0.35 million compared to revenues of $2.08 million in Fiscal 1996. While sales at Tinerama decreased 37%, from $1.80 million in Fiscal 1996 to $1.14 million in Fiscal 1997, Onyx's advertising revenue increased to

$.65 million in Fiscal 1997 from $0.28 million in Fiscal 1996. There were also first-time revenue contributions during Fiscal 1997 from Unimedia (from September 1997) and TopCard (from November 1997) of $0.63 million and $0.19 million, respectively.

         Operating costs, including staff costs, depreciation and exceptional items, totaled $20.87 million in Fiscal 1997, compared to $18.35 million in Fiscal 1996. Costs of Onyx Television's operations decreased from $14.42 million in Fiscal 1996 to $11.54 million in Fiscal 1997. Operating expenses of Onyx include programming costs, broadcast studio expenses and transmission expenses. There were also first-time operating costs included for Unimedia and TopCard of $0.61 million and $0.17 million, respectively.

         Depreciation and amortization for Fiscal 1997 was $0.75 million, compared to $0.52 million for Fiscal 1996. Operating expenses-exceptional trading expenses of $4.2 million for Fiscal 1997 included: (i) additional charges aggregating $1.69 million relating to: (A) the write down of goodwill and assets based upon the Company's current evaluation of the valuation of Tinerama, and (B) the write down of goodwill based upon the Company's current evaluation of the valuation of Unimedia and TopCard; and (ii) the $2.51 million non-cash currency translation charge described above.

         While advertising revenue at Onyx increased in Fiscal 1997, such increase was substantially lower than was anticipated and reflects the fact that Onyx has taken longer to establish its product in the German advertising market. At the present time, Onyx's television station's signal reaches approximately
8.7 million cable homes and an indeterminate number of satellite homes in Germany, an increase of 58% compared to approximately 5.5 million cable homes at the end of 1996.

         During Fiscal 1997, each of the Tinerama companies continued to generate losses. The combined loss of the Tinerama companies for Fiscal 1997 totaled $176,000 compared to a loss of $143,000 for Fiscal 1996.

         The Company's net loss for Fiscal 1997 included net profit contributions from both Unimedia and TopCard of $0.39 million and $12,000, respectively, which were consolidated with the Company's results from the dates of their respective acquisitions.

         For the twelve months ended December 31, 1997, Unimedia, TopCard and Pixel had operating revenues of $0.93 million, $0.96 million and $1.99 million, respectively, and net profit of $0.73 million, $0.08 million and $0.38 million, respectively. Part of Unimedia's operating revenue and non-operating profit were non-recurring items relating to a change of investment strategy pursuant to which Unimedia has determined not to take minority positions in its future investments and to sell off the minority positions which it currently holds. Full-year contributions from each of these companies will be consolidated for Fiscal 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through December 31, 1997, the Company has incurred an accumulated deficit of approximately $37.96 million, principally related to the Company's launch and operation of Onyx Television. At December 31, 1997, the Company had a negative working capital of approximately $9.5 million.

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

         In October 1996, the Company's UK subsidiary, CM (UK), entered into an agreement to borrow US $2.0 million ("Convertible Debt" or the "Instar Loan") from Instar Holdings, Inc. ("Instar") to fund the Company's working capital requirements (principally related to the continuing operation of Onyx Television). The Convertible Debt is guaranteed by the Company and Onyx and is secured by a charge on substantially all of the Company's assets. Interest is payable monthly on the Convertible Debt, at the rate of 2% above Lloyds Bank base rate until December 31, 1997 and 13% per annum thereafter. The Instar Loan has recently been renegotiated. For information regarding the historical terms of the Instar Loan, see the Company's Annual Report on Form 10-KSB for 1996 and the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

         In July 1998, Instar entered into a letter agreement with the Company reflecting the new terms of this loan, which letter agreement is currently being more formally documented in the form of amended Instar Loan documents. In the letter agreement, Instar agreed to a repayment schedule whereby the Company will repay this loan at the rate of $50,000 per month commencing when the new agreement is signed, for six months and $200,000 per month thereafter until paid in full. The letter agreement also provides for certain prepayments to the extent that the Company raises funds above the amounts already raised as discussed in this Form 10-KSB. Under the terms of the new agreement, the Instar Note will no longer be convertible, but would become convertible at Instar's option in the future in the event that Instar agrees to convert any of the outstanding debt at such price as the Company may agree to sell additional shares of its common stock to a third party.

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

         On March 3, 1997, the Company closed a second private placement in which the Company raised net proceeds of $5.85 million. The funds from this placement were used to fund the continuing operation of Onyx Television and for general corporate purposes. The Company issued an aggregate of 12.0 million shares of Common Stock in this private placement ($0.50 per share), including 4 million shares of Common Stock subscribed by Unimedia.

         On June 25, 1997, the Company accepted a subscription for $4.0 million from Unimedia, on behalf of certain investors. In the subscription, the Company agreed to issue an aggregate of 7,017,543 shares of Common Stock at a purchase price of $0.57 per share. On June 30, 1997, $1,500,000 of the proceeds of the subscription was received by the Company and the balance of $2,500,000 was released to the Company from escrow on July 31, 1997 at the closing of the Unimedia Acquisition. In connection with the private placement, the Company paid Unimedia a fee of $240,000, which was netted against the purchase price of the Shares. Unimedia, in turn, paid a fee to Valfab, S.A. for its services in connection with introducing Unimedia to certain of the investors who purchased the shares in the offering. The fee consisted of $192,000 in cash and 106,666 shares of the Common Stock acquired by Unimedia in this placement.

         On July 31, 1997, the Company acquired 50.3% of the outstanding common stock of Unimedia in exchange for 4,333,000 shares of the Company's authorized but unissued common stock. Shareholders of Unimedia who did not participate in the first closing of the Unimedia share exchange (the "Unimedia Share Exchange") had until September 5, 1997 to convert their Unimedia securities into shares of Common Stock and on September 5, 1997, the Company acquired an additional 31.3% of Unimedia's common stock in exchange for an additional 2,693,600 shares of the Company's authorized but unissued Common Stock. Shares issued in the Unimedia Share Exchange were valued at their then fair market value ($0.57 per share).

         At the closing of the Unimedia Share Exchange, Unimedia owned 5,564,913 shares of the Common Stock. Subsequent to the closing of the Share Exchange, Unimedia has transferred 4,496,997 of these shares to investors in private transactions resulting in a net profit of $0.98 million in the year ended December 31, 1997. At this date, Unimedia owns 1,067,916 shares of Common Stock.

         In September 1997, the Company borrowed $500,000 of short term working capital in the form of a convertible debt from Unbeatable Investments Limited ("Unbeatable"). The debt was payable with interest of 10% per annum in April 1998 and was convertible into shares of Common Stock at the rate of $0.57 per share. The Company's short term funding requirements were also met during the fourth quarter of 1997 through private placements of an aggregate of 733,335 shares of the Company's authorized but unissued Common Stock (raising $550,000 at $0.75 per share).

         On January 9, 1998, CM(UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited ("Superstar"). Such loan was evidenced by two 13% Convertible Secured Promissory Notes in the original principal amounts of $750,000 and $500,000, respectively (collectively, the "Notes"). Of the aggregate proceeds, $500,000 was used to repay a loan previously made to CM(UK) (see above) by Unbeatable. The Notes bear interest at the rate of 13% per annum and are convertible into the Company's Common Stock on the basis of one share of Common Stock for each $0.50 of outstanding principal and accrued interest on the Notes, provided, however, that the Notes may not be converted until the Company has held a shareholders meeting at which its Articles of Incorporation are amended to increase the number of authorized shares of Common Stock of the Company to at least the number required for conversion of the Company's Series A Preferred Stock and the Notes. The Notes were due and payable on March 31, 1998 but, pursuant to the Notes and an agreement among the Company, CM(UK), Superstar, Instar Holdings, Inc. ("Instar") and Universal Independent Holdings Limited ("Universal"), payments on the Notes may only be made pari passu pro rata as and when payments are made to Instar Holdings Inc. according to a stated proportion. Instar and Universal are secured creditors of the Company and CM(UK). To secure its obligations under the Note, CM(UK) granted to Superstar a security interest on the same collateral upon which Instar has been granted a security interest by CM(UK) and upon identical terms and conditions as are set forth in the security documents entered into between Instar and CM(UK) pursuant to the Facility Agreement dated October 31, 1996 between CM(UK) and Instar. Instar has also granted to Superstar a right of first refusal to purchase the Instar Loan for the full amount due before such loan is sold to a third party. The Company also pledged its interest in 81.6% of Unimedia to Superstar to further secure its obligations under this Note.

         Superstar and Unbeatable are parties controlled by David Ho, a Director of the Company. Superstar received a fee of 200,000 shares of the Company's Common Stock as a fee for arranging the original loan made by Unbeatable to the Company and will receive a fee of 400,000 shares for arranging the January 1998 Superstar loan (which fee will be payable at such time as the Company has authorized shares of Common Stock available to issue in order to pay this fee). Additionally, Superstar has been granted a contingent option such that if such loan is repaid (and not converted), Superstar shall have a one year option to purchase up to 2.5 million shares of the Company's authorized and unissued Common Stock at an exercise price of $.40 per share.

         On March 23, 1998, MMP, SA ("MMP"), a shareholder of the Company and a subsidiary of Groupe AB, made available to the Company a line of credit (the "MMP Line of Credit") pursuant to which the Company may borrow up to $2,000,000. Outstanding amounts under the MMP Line of Credit bear interest at the rate of 13% per annum. The Company has fully borrowed the proceeds available from the MMP Line of Credit. Any outstanding principal amount and accrued interest is payable not later than December 31, 1998, but becomes due and payable upon the earlier of the consummation by the Company of any significant transaction or when the Company's cash flow enables repayment. MMP may withdraw the MMP Line of Credit at its sole discretion and without prior notice in the event that the Company files for bankruptcy or is placed in bankruptcy by its creditors.

         As further consideration for granting the MMP Line of Credit, MMP was granted the right, until March 31, 2000, to purchase shares of authorized but unissued Common Stock of the Company at a price of $0.20 per share up to the aggregate outstanding principal amount of and accrued interest on the line of credit; provided, however, that the option may not be exercised until the Company holds a shareholders meeting to authorize additional shares of authorized but unissued Common Stock. Such purchase would not affect the outstanding principal amount of and accrued interest on the MMP Line of Credit.

         On March 25, 1998, Superstar loaned the Company an additional $400,000, payable on the same terms as the MMP Line of Credit. In connection with this new loan, Superstar was granted an option to purchase shares of the Company's common stock on the same terms as the option granted to MMP as described above.

         In the new agreements with Superstar and Groupe AB, Superstar has agreed to make available $5.0 million and Groupe AB has agreed to provide cash and services aggregating $6.64 million over a two year period. Such funding will initially be in the form of debt, but will be automatically converted into equity at the rate of $0.10 per share upon and after approval of an increase in the Company's authorized common stock. If stockholder approval of the increase in the authorized common stock is not obtained, then the debt incurred at that date, together with interest and penalties, will be immediately due and payable. Once these obligations are converted into Common Stock, Superstar and Groupe AB will control a majority of the Company's outstanding common stock and will control the Company. The Company believes that the Superstar and Groupe AB agreements will fund the Company's capital requirements with respect to Onyx Television for at least 12 months.

         In regard to its future capital raising efforts to fund the Company's software and Internet related businesses, the Company is likely going to have to fund these future capital requirements through additional sales of the Company's equity securities. The Company may also seek funding for particular projects through investments directly into those projects. The Company is also seeking additional strategic alliances with respect to its other current and proposed businesses and to reduce operating costs in all of its businesses whenever possible. No definitive agreements have been entered into to date.

         The Company maintains its financial statements in dollars and holds the majority of its funds in United States Dollars, Pound Sterling, German Deutsche Marks and French Francs. Amounts paid to the Company are payable in various currencies, which are subject to independent fluctuating exchange rates with the U.S. dollar, the pound, the Deutsche Mark and the Franc. In the event of a devaluation in a particular currency between the time its income arises and the time such income is received and converted by the Company into U.S. dollars, the Company would suffer an exchange loss which could materially and adversely affect the Company's financial condition, results of operations and/or cash flows. The Company does not hedge against foreign currency exchange rate risks. Because of the number of currencies involved, the constantly changing currency exposures and the fact that all foreign currencies do not fluctuate in the same manner against the United States

Dollar, the Company cannot predict with any certainty the future effect, if any, from period to period, of exchange rate fluctuations on its financial condition or results of operations. However, such fluctuations have been materially adverse in the past and may be materially adverse in the future.

         Although the Company is a Nevada corporation, its operations are conducted outside of the United States through subsidiaries formed under the laws of jurisdictions other than the United States. In addition, many of the directors and officers of the Company are not residents of the United States. As such, the Company, its shareholders and/or investors in the Common Stock, are subject to the risks inherent in such an operational structure including, without limitation, the following: (i) the Company's ability to receive dividends or other distributions from its subsidiaries being subject to, among other things, (a) restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate and (b) board of directors or creditor approval; (ii) it may be difficult, if not impossible, for investors to (a) enforce, outside the United States, judgments against the Company obtained in the United States in any civil actions, including actions predicated upon the civil liability provisions of the United States federal securities laws and (b) effect service of process within the United States upon directors and officers of the Company who are non-residents of the United States or enforce against them judgments obtained in the United States courts, including judgments predicated upon the civil liability provisions of the United States federal securities laws; (iii) changes in the political or economic climate in the countries in which the Company does business; (iv) new or changed currency controls in foreign jurisdictions that have or may in the future be implemented which may limit or ban completely the Company's receipt of revenues from its foreign subsidiaries; and (v) currency exchange risks (the Company does not currently hedge against foreign currency exchange rate risks, and does not expect to do so in the future). The Company is also exposed to the risk of changes in foreign and domestic laws and policies that govern operations of overseas-based companies.

YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company believes that the software currently being used in its operations is either year 2000 compliant or can be upgraded to bring it into conformity with year 2000 requirements without a material cost to the Company.

ITEM 7.     FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
Years ended December 31, 1997 and 1996

         Independent Auditors' Report of Deloitte & Touche to the Board of
                  Directors and Shareholders of Capital Media Group Limited.....................F-2
         Independent Auditors' Report of Price Waterhouse Coopers to the
                  Board of Directors and Stockholders of Tinerama Investment AG.................F-3
         Consolidated Balance Sheet at December 31, 1997 and 1996...............................F-4
         Consolidated Statement of Operations For Years Ended December 31, 1997
                  and 1996......................................................................F-5
         Consolidated Statement of Stockholders' Equity For Years ended December 31,
                  1997 and 1996.................................................................F-6
         Consolidated Statement of Cash Flows For the Years Ended December 31, 1997
                  and 1996......................................................................F-7
         Notes to Consolidated Financial Statements.............................................F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following persons presently serve as the directors and executive officers of the Company:

NAME                            Age     Position
----                            ---     --------
Gilles Assouline                 42     Chairman, President, Chief Executive Officer
Michel Assouline                 39     Director and Chief Operating Officer
David Ho                         50     Director
Jean-Pierre Souviron             60     Director
Stanley Hollander                60     Director
Jean-Francois Klein              33     Director
Stephen Kornfeld                 58     Director
Stephen Coleman                  51     Chief Financial Officer

         Groupe AB has the right to designate two members to the Board of Directors. Mr. Klein currently serves as Groupe AB's nominee to the Board.

CHANGES TO THE COMPANY'S MANAGEMENT

         The Company's Board consists of seven members. In August 1997, in connection with the completion of the first closing of the share exchange with Unimedia, Gilles Assouline, the Chief Executive Officer of Unimedia, Michel Assouline, an executive officer of Unimedia, Jean-Pierre Souviron, a director of Unimedia and David Ho were appointed to the Board. Shortly thereafter, three persons who were on the Board at that date, Charles Koppel, Karl Hauptmann and James Leitner, resigned from the Board. Additionally, two directors of the Company, Marc Sillam and Barry Llewellyn, resigned from the Board in October 1997 and September 1998, respectively.

         At a Board meeting held on August 1, 1997, the newly constituted Board of Directors elected Gilles Assouline as the Chairman, President and Chief Executive Officer, and Michel Assouline as the Vice President and Chief Operating Officer, of the Company.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

         Gilles Assouline was, along with his brother, Michel Assouline, a founder of Unimedia in July 1995. Prior thereto, for more than five years, Gilles Assouline was managing director of several consulting, software and media companies. See Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Michel Assouline together with his brother Gilles Assouline founded Unimedia in July 1995. Prior thereto, for more than five years, Mr. M. Assouline was employed by Thomson-CSF in various executive capacities, including having responsibility for business development at the corporate level. Prior to joining Thompson in 1990, Mr. M. Assouline was a management strategy consultant. See
Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         David Ho is the founder of Caltex South China Investments Limited and holds the position of Executive Vice Chairman of this petroleum firm, where he has been employed for more than the last five years. Mr. Ho, through a private venture capital fund, also has interests in other Asia Pacific companies with extensive interests in manufacturing, leisure, construction, meat processing and real estate. See Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

         Stanley Hollander has been a director of the Company since January 1996. Since 1993, Mr. Hollander has been an executive officer and a director of International Capital Growth, Ltd. ("ICG"), an investment banking firm, and its predecessors. Prior thereto, from 1989 to 1993, he was a Managing Director and joint head of Corporate Finance at Gruntal & Co. Incorporated. Mr. Hollander serves as a director of Specialized Health Products, Inc. See Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Jean-Francois Klein has been employed by Groupe AB for more than the last five years and is currently Vice President and Chief Financial Officer of Groupe AB. See Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Stephen Kornfeld is a director and was Co-Chairman of the Board of Directors from September 20, 1996 to August 1, 1997. For the last five years, Mr. Kornfeld has acted as an investor in and a consultant to several private companies.

         Stephen Coleman was appointed Chief Financial Officer of the Company in November 1996. From March 1993 until November 1996, Mr. Coleman was Director of Finance at Lightworks Editing Systems, a United Kingdom digital editing systems designer and manufacturer which was acquired by Tektronix, Inc. in 1995. Prior to February 1993, Mr. Coleman served as Senior Financial Analyst at BICC PLC and Financial Director of Bennett & Fountain Group PLC. Mr. Coleman is a Fellow of the Association of Chartered Certified Accountants in the United Kingdom.

COMMITTEES OF THE BOARD

         The Board of Directors has established Committees to assist it in the discharge of its responsibilities. These Committees, their principal responsibilities, and the current members of each are described below. Prior to August 1997, the Company did not have formal Audit, Compensation or Nominating Committees. It was considered the continuing responsibility of the whole Board to consider matters respecting the independent public accountants, to determine employee benefits and to recommend nominees for the Board. On August 1, 1997, the Board of Directors created an Audit Committee and Compensation Committee of the Board. While the Compensation Committee has to date only met once, and the Audit Committee has to date not met, the Board intends to organize and operate these committees during future periods.

                  AUDIT COMMITTEE. The Audit Committee is comprised of Messrs. Ho and Souviron. The Audit Committee recommends the firm to be appointed as independent accountants to audit the Company's financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's year-end operating results and considers the adequacy of the Company's internal accounting procedures.

         COMPENSATION COMMITTEE. The Compensation Committee is comprised of Messrs. Kornfeld, Ho and Souviron. The Compensation Committee reviews and recommends the compensation arrangements for all directors and officers and approves such arrangements for other senior level employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         To the Company's knowledge, no compensation committee interlocks currently exist between the Company's management and its directors.

BOARD COMPENSATION

         Directors of the Company receive no compensation for their services as a director. However, directors are reimbursed for travel expenses incurred in attending meetings of the Board of Directors and its committees.

         On March 10, 1998, the Board of Directors granted certain options to purchase an aggregate of 4,500,000 shares to purchase the Company's Common Stock at an exercise price of $0.35 per share (the fair market value of the Common Stock on the date of grant). Messrs. Gilles Assouline, Chairman and Chief Executive Officer of the Company, Michel Assouline, Chief Operating Officer of the Company, Stephen Coleman, Chief Financial Officer of the Company and Barry Llewellyn, Vice President and a Director, of the Company, were each granted options to purchase 1,000,000 shares of the Company's authorized but unissued Common Stock. Of each 1,000,000 share option grant, options to purchase 200,000 shares vested immediately with the remaining options vesting in equal portions over the next three years (in that regard, 800,000 of the options which were issued to Mr. Llewellyn have lapsed due to his resignation from the Company in September 1998).

         Additionally, on the same date, each non-employee director of the Company was granted 100,000 options to purchase Common Stock of the Company at an exercise price of $0.35 per share, for each year of service on the Board of Directors of the Company, with each non-employee director receiving a minimum of 100,000 options. An aggregate of options to purchase 500,000 shares were granted to non-employee directors of the Company. These options vested immediately.

         None of the options described in the two paragraphs above may be exercised until the Company has held a shareholders meeting at which its Articles of Incorporation are amended to increase the number of authorized shares of Common Stock of the Company to at least the number required for the issuance of shares upon exercise and/or conversion of the Company's other derivative securities.

COMPLIANCE WITH SECTION 16(A)

         At the present time, the Company's directors and executive officers are not in compliance with their reporting obligations under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company and its directors and executive officers are currently working to bring the Company's SEC filings into compliance with the Exchange Act and intend to make the required filings under Section 16(a) in the near future.

OTHER KEY EMPLOYEES AND CONSULTANTS

         Ann-Marie Assouline, age 43, has served as an executive officer of Unimedia since its formation. Mrs. Assouline is the wife of Gilles Assouline, the Company's Chairman, President and Chief Executive Officer.

         Jacques Dubost, age 69, acts as consultant on behalf of his company, Valfab S.C.B., for Unimedia, with respect to gaming and funding matters. Mr. Dubost has over 40 years of experience in the gaming industry. Over that period, Mr. Dubost owned and operated a hotel casino in Dieppe, France and managed several other casinos, including the Monte-Carlo casino in Monaco and the Palm Beach Casino in Cannes, France. Valfab S.C.B. has received certain commissions for introducing the

Company to certain of its investors. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation paid or accrued during 1997 to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose aggregate direct compensation exceeded $100,000.

                                           SUMMARY COMPENSATION TABLE
                                           --------------------------
                                                                                        LONG-TERM
                                                ANNUAL COMPENSATION                    COMPENSATION
                                 -------------------------------------------------     ------------

                                                                     OTHER ANNUAL                  ALL OTHER
                                               SALARY      BONUS    COMPENSATION(1)    OPTIONS    COMPENSATION
NAME                              YEAR           ($)        ($)           ($)            (#)           ($)
----                              ----           ---        ---           ---            ---           ---

Gilles Assouline                  1997          104,000      --            --         1,000,000        --

Michel Assouline                  1997           83,000      --            --         1,000,000        --

Stephen Coleman                   1997          160,000      --            --         1,000,000        --

Charles Koppel                    1997          110,000      --            --                --     100,000*
                                  1996          160,000      --            --                --        --

Barry Llewellyn                   1997          160,000      --            --         1,000,000        --
                                  1996          160,000      --            --                --        --

----------
*Settlement of amount due under Services Agreement. See Item 3. "Legal Proceedings, above.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         The Compensation Committee of the Board has recommended and the Board of Directors has agreed that Gilles Assouline and Michel Assouline shall receive a three-year employment agreement with the Company providing for them to receive the following compensation for their services on the Company's behalf: (i) annual base compensation of $250,000 and $200,000, respectively; (ii) such bonus compensation as is determined by the Board in its discretion; (iii) a grant of 200,000 and 175,000 shares, respectively, of Common Stock; (iv) options to purchase an additional 200,000 and 175,000 shares of Common Shares on the date of grant; and (v) such benefits as are provided generally to the executive management of the Company. The shares and options will vest 2/5 upon execution of the agreement and 1/5 on each of the first, second and third anniversaries, respectively, of the Agreement. The agreements are expected to provide that the employees shall be paid one year's base compensation if they are terminated without cause during the term of the Agreement. It is anticipated that the agreements will be completed in the near future.

         Barry Llewellyn was a director of the Company from May 1995 until September 1998, and was an executive officer of the Company from May 1995 until June 1998. Mr. Llewellen had a service agreement with the Company under which he was entitled to annual base salary of (pound)100,000 ($160,000). In connection with his resignation as an executive officer of the Company, the Company and Mr. Llewelyn entered into a settlement pursuant to which Mr. Llewellyn received a payment of (pound)12,500 ($20,000) in full satisfaction of the Company's future obligations under his service agreement and the service agreement was canceled.

         Mr. Coleman has an arrangement with the Company to serve as its Chief Financial Officer, under which he was entitled prior to January 1, 1998 to an annual base salary of (pound)100,000 ($160,000) and under which he is entitled to an annual base salary of (pound)125,000 ($200,000) after December 31, 1997. The agreement provides for successive automatic one-year terms unless terminated upon one year's prior notice in writing.

STOCK OPTIONS AND STOCK OPTION PLAN

         In March 1998, the Company granted certain stock options to its executive officers. See Item 9. "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT-BOARD COMPENSATION" for information regarding the terms of such stock options.

         The Company intends to institute a stock option plan for its officers, directors and key employees. The Plan will be administered by the Compensation Committee of the Board.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of August 31, 1998, the Company had issued 40,094,139 shares of its Common Stock, 1,067,916 of which were owned by Unimedia. As such, at that date there were 39,026,223 shares of Common Stock outstanding.

         Additionally, Superstar and Groupe AB will receive up to 50,000,000 and 66,400,000 additional shares, respectively, of Common Stock upon the automatic conversion of their secured convertible debt, which cannot occur until the Company's shareholders have voted to approve an increase in the Company's authorized common stock, of which there can be no assurance. See Item 1. "BUSINESS-GENERAL," Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES" and Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Assuming that the Company's shareholders vote to increase the Company's authorized common stock and as a result the above-described debt automatically converts into Common Stock, Superstar and Groupe AB will collectively own approximately 80% of the outstanding Common Stock. The Company is contractually obligated to hold a stockholders' meeting to vote on an increase in the Company's authorized common stock on or before November 30, 1998.

         The following table sets forth, as of August 31, 1998, the share ownership of the Company's common stock (without the effect of the conversion of any outstanding convertible debt, since such debt cannot be converted until the Company's shareholders approve an increase in the Company's authorized common stock), by (i) each person who owns beneficially more than 5% of the outstanding Common Stock; (ii) each of the Registrant's directors and named executive officers; and (iii) all directors and executive officers as a group, is as follows.

                                                      SHARES                         PERCENT OF OUTSTANDING
   NAME OF BENEFICIAL OWNER                     BENEFICIALLY OWNED                        COMMON STOCK
   ------------------------                     ------------------                        ------------
Gilles Assouline(1)(2)(3)                            3,528,000                                  9.0%
Michel Assouline(1)(3)(4)                                    0                                   *
David Ho(5)(6)                                       4,585,965                                 11.8%
Charles Koppel(7)(8)                                 2,671,000                                  6.7%
Stephen Kornfeld(6)(9)                                 775,000                                  2.0%
Karl Hauptmann(10)                                   2,241,320                                  5.7%
James Leitner(11)                                    2,066,140                                  5.2%
Jean-Pierre Souviron(1)(6)(12)                         140,000                                   *
Jean-Francois Klein(1)(6)(13)(14)                    1,785,000                                  4.6%
Stanley Hollander(6)(15)                                90,000                                   *
Edgeport Nominees(16)                                2,332,656                                  6.6%
Groupe AB(17)                                        5,000,000                                 13.8%
Stephen Coleman(3)(18)                                 100,000                                   *
Kestrel, S.A.(19)                                    2,064,262                                  5.9%
Directors and Executive Officers as                  9,618,965                                 24.6%
a group (8 persons)(20)

----------
*        Less than 1%.

(1) In connection with the Unimedia Share Exchange, the Company became obligated to issue to the former shareholders of Unimedia certain warrants to purchase shares of the Company's common stock, as follows:
         (i) warrants to purchase an aggregate of 503,852 shares at an exercise price of $2.50 per share; (ii) warrants to purchase an aggregate of 445,433 shares at an exercise price of $3.125 per share; and (iii) warrants to purchase an aggregate of 1,139,144 shares at an exercise price of $4.00 per share. The Company will issue these warrants to the former Unimedia shareholders who exchanged their shares in the Unimedia Share Exchange in the near future.

(2) Includes shares owned of record by two entities, Diamond Productions and Multimedia Investments ("MMI"). Mr. Assouline, the Company's President and Chief Executive Officer, controls the power to vote and dispose of the shares of Common Stock owned by these entities, and may therefore be deemed to be the beneficial owner of these shares for U.S. securities law purposes. However, the actual number of shares of Common Stock owned by these entities and a third entity, Media Ventures (see footnote 13 below), from which Mr. Assouline and his wife, Anne-Marie Assouline, ultimately benefit is 2,118,281 shares (5.4%). Excludes shares and warrants which may be issued to Mr. Assouline in the future for his services. Additionally, the shares held by Mr. and Mrs. Assouline are subject to a put aggregating 110,800 of the shares from which they benefit. See footnotes (4) and (13) below. If the put were to be exercised, it would reduce the Assouline family's interest in the Company to 2,007,487 shares (5.1%).

(3)      Excludes options to purchase 1.0 million shares at $.35 per share. See
         Item 9. "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT-BOARD COMPENSATION" for information regarding the terms of such stock options. Since these options cannot be exercised until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the Company's authorized common stock, such options are not deemed to be beneficially owned at this date for reporting purposes.

(4) Mr. Assouline, the Company's Chief Operating Officer, ultimately benefits from the 764,235 (2.0%) shares owned by several corporate entities controlled by Gilles Assouline and Marc Sillam. See footnotes
         (2) and (13). Mr. Assouline does not control the power to vote and dispose of the shares owned by those entities. Excludes shares and warrants which may be issued to Mr. Assouline in the future for his services. Additionally, the shares held by Mr. Assouline are subject to a put aggregating 55,413 of the shares from which he benefits. See footnotes (2) and (13). If the put were to be exercised, it would reduce Mr. Assouline's interest in the Company to 708,822 shares (1.8%).

(5) Shares are owned of record by Unbeatable Investments Ltd. and Superstar, both of which entities are controlled by Mr. Ho. Additionally, Superstar owns certain convertible debt of the Company. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION-FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES" and
         Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(6)      Excludes options to purchase 100,000 shares at $.35 per share. See Item
         9. "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT-BOARD COMPENSATION" for information regarding the terms of such stock options. Since these options cannot be exercised until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the Company's authorized common stock, such options are not deemed to be beneficially owned at this date for reporting purposes.

(7) A portion of Mr. Koppel's shares are owned of record by Clifton Securities Limited ("Clifton"), a corporation controlled by Mr. Koppel. Also includes warrants to purchase 640,000 shares of Common Stock at an exercise price of $3.125 per share.

(8) Mr. Koppel controls the power to vote and dispose of all of the shares of Common Stock owned by Clifton. However, Mr. Koppel is the beneficial owner of only 1,287,500 of the 1,751,080 shares of Common Stock owned by Clifton, and of all of the 560,000 warrants owned by Clifton. The balance are held for the account of third parties, including Messrs. Leitner and Hauptmann.

(9) Includes: (i) 400,000 Shares of Common Stock owned by Kornfeld Associates International, Inc. ("KAI") and options to purchase an additional 200,000 Shares of Common Stock at an exercise price of $2.50 per share, and (ii) 140,000 shares and 35,000 warrants to purchase shares at $4.00 per share owned by trusts of which Mr. Kornfeld is trustee.

(10) Owned of record by Telor International Limited ("Telor"), a corporation controlled by Mr. Hauptmann. Includes warrants to acquire (i) 200,000 shares of Common Stock at an exercise price of $2.50 per share, (ii) 133,320 shares of Common Stock at an exercise price of $3.125 per share, and (iii) 67,500 shares of Common Stock at an exercise price of $4.00 per share. Excludes 62,500 shares owned by Clifton for Mr. Hauptmann's benefit. Additionally, Mr. Hauptmann has an interest in the Instar Loan and would receive an indeterminate number of shares on the conversion of such debt if Instar were to receive the right to convert such debt and were to thereafter determine, at its option, to convert such debt into Common Stock in accordance with its terms. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES" for information regarding the current status of the convertibility of the Instar Loan. See also footnote (8).

(11) Includes warrants to purchase (i) 400,000 shares of Common Stock at an exercise price of $2.50 per share, (ii) 266,640 shares of Common Stock at an exercise price of $3.125 per share, and (iii) 132,500 shares of Common Stock at an exercise price of $4.00 per share. Excludes 50,000 shares owned by Clifton for Mr. Leitner's benefit. Additionally, Mr. Leitner has an interest in the Instar Loan and would receive an indeterminate number of shares on the conversion of such debt if Instar were to receive the right to convert such debt and were to thereafter determine, at its option, to convert such debt into Common Stock in accordance with its terms. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES" for information regarding the current status of the convertibility of the Instar Loan. See also footnote (8).

(12) Owned of record by Souviron Industrie Conseil Sarl., an entity controlled by Mr. Souviron.

(13) Includes shares owned of record by two entities, BIMAP and Media Venture. Mr. Klein controls the power to vote and dispose of the shares of Common Stock owned by these entities, and may therefore be deemed to be the beneficial owner of these shares for U.S. securities law purposes. However, the ultimate benefit from 2,064,234 of the shares owned of record by these entities and an entity controlled by Mr. Assouline, MMI, is held by Claude Berda, who is also an officer, director and principal shareholder of Groupe AB. See Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Mr. Berda disclaims beneficial ownership over the shares owned by BIMAP, Media Ventures, MMI and Groupe AB. See footnote (17) below. The beneficiaries of these shares have a put to acquire the benefit of an additional 166,240 shares. See footnotes (2) and (4) above. If the put were to be exercised, it would increase Mr. Berda's ultimate interest in the Company to 2,230,474 shares (5.7%).

(14) While Mr. Klein serves as executive officers of Groupe AB, he disclaims beneficial ownership over the shares and warrants owned by Groupe AB. See footnote (17) below.

(15) Includes warrants to purchase (i) 15,000 shares at an exercise price of $4.00 per share, and (ii) 15,000 shares at an exercise price of $2.50 per share. Does not include shares of Common Stock and warrants owned of record by International Capital Growth, Inc. Mr. Hollander disclaims beneficial ownership of such securities.

(16) Edgeport Nominees holds these securities for the benefit of customers of Townsley & Co. See Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Includes warrants to purchase 193,385 shares of Common Stock at an exercise price of $3.125 per share, warrants to purchase 130,000 shares of Common Stock at $2.50 per share and warrants to purchase 572,606 shares of Common Stock at $4.00 per share. Barry Townsley, the principal of Townsley & Co. and a former director of the Company, also owns an additional 105,000 shares of the Company's common stock and warrants to purchase 52,500 shares of the Company's Common stock at an exercise price of $4.00 per share. Additionally, Mr. Townsley has an interest in the Instar Loan and would receive an indeterminate number of shares on the conversion of such debt if Instar were to receive the right to convert such debt and were to thereafter determine, at its option, to convert such debt into Common Stock in accordance with its terms. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES" for information regarding the current status of the convertibility of the Instar Loan.

(17) Shares are owned of record by MMP, S.A. on behalf of Groupe AB. Includes warrants to purchase 1,800,000 shares of Common Stock at an exercise price of $4.00 per share. Messrs. Klein and Berda disclaim beneficial ownership over the shares and warrants owned by Groupe AB. If aggregated with the shares beneficially owned by Mr. Berda, he would be deemed to benefit from an aggregate of 7,064,237 shares (19.4%), or 7,230,477 (19.9%) if the put is exercised. See footnotes (13) and (14) above. Group AB also owns certain convertible debt of the Company. See
         Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION-FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES" and
         Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(18)     Includes options to purchase 100,000 shares at $2.50 per share.

(19) Kestrel, S.A., a Switzerland based investment firm, has advised the Company that it holds these shares of the Common Stock and warrants to purchase additional shares of Common Stock in two nominee corporations, Latitude Investments and Transit Securities, for the benefit of multiple owners. Clients of Kestrel also control Universal, which has arranged for the transponder guarantee. See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" and Note 8 to Notes to Consolidated Financial Statements. Kestrel has advised the Company that it holds these securities in non-discretionary accounts and that it does not have the power to vote or dispose of the shares of Common Stock held by it. Kestrel has also advised the Company that no affiliate of the Company has an interest in these securities and that none of the beneficial owners of these securities has a five percent or more direct or indirect beneficial interest in the Common Stock. Includes warrants to purchase (i) 200,000 shares of Common Stock at an exercise price of $2.50 per share, (ii) 133,320 shares of Common Stock at an exercise price of $3.125 per share, and (iii) 67,500 shares of Common Stock at an exercise price of $4.00 per share.

(20) Includes warrants to purchase an aggregate of 765,000 shares. Excludes options described in footnotes (3) and (6) above.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1996, CM (UK) borrowed US $2.0 million from Instar Holdings, Inc. (the "Instar Loan"). See Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" for a description of the current status of the Instar Loan. Karl Hauptmann, James Leitner and Barry Townsley, each of whom is a former director of the Company, have interests of $200,000, $500,000 and $300,000 respectively in the Instar Loan. Additionally, Montegue Koppel, the father of Charles Koppel, the former Chief Executive Officer of the Company, acts on behalf of Instar in connection with the Instar Loan.

         Karl Hauptmann, a former director and a more than 5% shareholder of the Company, is a principal of Telor International Limited, which owns 49% of Tinerama Investment AG. Mr. Hauptmann is also a director of Tinerama Investment AG. Telor had an amount of $411,600 owing from Tinerama at June 30, 1997. Mr. Hauptmann was a Director of the Company until August 1997.

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

         Stanley Hollander, a director of the Company, is Senior Vice President and a director of International Capital Growth, Ltd. ("ICG"). The predecessor of ICG was the placement agent in connection with the Company's winter 1995/96 private placement, for which it received direct commissions and expense allowances of an aggregate of $1,339,000, 346,663 shares of Common Stock and warrants to purchase 346,663 and 781,250 shares of Common Stock at an exercise price of $3.125 and $4.00, respectively. Of these amounts, a portion of the commissions and warrants were paid to subdistributors who participated in the placement, including Townsley & Co. In April 1997, ICG received 93,333 shares of Common Stock for services. Additionally, in June 1998, Mr. Hollander on behalf of ICG agreed to continue to assist the Company in an advisory role at no additional charge.

         Groupe AB and Superstar, pursuant to their new agreements with the Company, will become the majority shareholders of the Company. For the terms of the Company's new agreements with Superstar and Groupe AB, see Item 1. BUSINESS and Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. The Company's believes that the terms of these new arrangements are more favorable to the Company than the arrangements which might be available from unrelated third parties.

ITEM 13.    EXHIBITS LIST AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         2.1. Agreement and Plan of Reorganization, dated December 29, 1995, by and among Cardinal Capital Corp. and the shareholders of ECL (1).

         2.2 Agreement and Plan of Reorganization ("Agreement"), entered into effective as of March 4, 1997 by and among the Company, Unimedia S.A., a company organized under the laws of the Republic of France and certain shareholders of Unimedia, S.A. (incorporated by reference from the Company's Current Report on Form 8-K, dated March 14, 1997).

         2.3 Amendment No. 1 to the Agreement, dated as of June 25, 1997 (incorporated by reference from the Company's Current Report on Form 8-K dated June 25, 1997).

         2.4 Amendment No. 2 to the Agreement, dated as of July 11, 1997 (incorporated by reference from the Company's Current Report on Form 8-K dated July 11, 1997).

         2.5 Amendment No. 3 to the Agreement, dated as of July 25, 1997 (incorporated by reference from the Company's Current Report on Form 8-K dated July 11, 1997).

         3.1 Amendment to Articles of Incorporation (incorporated by reference from the Company's Current Report on Form 8-K, dated December 29, 1995).

         4.1 Certificate of Designations, Preferences and Rights of Series A Preferred Stock (incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

         4.2 Form of warrant issued in connection with Registrant's winter 1995/96 private placement of securities (1).

         10.1 Service Agreement dated September 27, 1995, between the Registrant and Charles Koppel (1).

         10.2 Service Agreement dated September 27, 1995, between the Registrant and Barry Llewellyn (1).

         10.3 Shareholders Agreement dated November 15, 1995, among Telor International Limited, Europa Capital Management Limited, Tinerama Investment A.G. and the Registrant (1).

         10.4     Transponder Lease between PTT Telecom BV and the Registrant
                  (1).

         10.5 Contract for On-Site Satellite Uplink Service between BT Telecom (Deutschland) GmbH and the Registrant (1).

         10.6 Service Agreement between Onyx Television and Wagner & Taunusfilm Television GmbH (1).

         10.7 Letter Agreement dated December 6, 1995 between Onyx Television and Studio Dortmund (1).

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

         10.21 Form of Indemnification Agreement dated July 31, 1997, by and between the Company and Gilles Assouline and Michel Assouline.*

         10.22    Reserved

         10.23 Letter Agreement, dated July 1998, between the CM (UK), the Company, Onyx, Superstar and Instar.*

         10.24    Services Agreement between Onyx Television and Groupe AB.*

         10.25    Superstar Note in the face amount of $5.0 million.*

         10.26    Groupe AB Note in the face amount of $6.64 million.*

         21.1     Subsidiaries.*

         27.1     Financial Data Schedule*
----------
*  filed herewith

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(b)      REPORTS ON FORM 8-K

         (i) A Current Report on 8-K was filed on May 15, 1998 reporting certain information under Item 5 of Form 8-K (Other Events).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of October, 1998.

                                      CAPITAL MEDIA GROUP LIMITED

                                      By:   /s/ GILLES ASSOULINE
                                         ---------------------------------------
                                          Gilles Assouline, President and Chief
                                          Executive Officer

         Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

                 SIGNATURE                                          TITLE                                DATE
                 ---------                                          -----                                ----
 /S/ GILLES ASSOULINE
-------------------------------------------      Chairman, President and Chief                October 14, 1998
Gilles Assouline                                 Executive Officer (Principal
                                                 Executive Officer)

/s/ MICHEL ASSOULINE
-------------------------------------------      Director, Chief Operating Officer            October 14, 1998
Michel Assouline

 /S/ STEPHEN COLEMAN
-------------------------------------------      Chief Financial Officer (Principal           October 14, 1998
Stephen Coleman                                  Financial Officer)



 /S/ DAVID HO
-------------------------------------------                       Director                    October 14, 1998
David Ho

 /S/ JEAN-PIERRE SOUIRON
-------------------------------------------                       Director                    October 14, 1998
Jean-Pierre Souviron

                 SIGNATURE                                          TITLE                           DATE
                 ---------                                          -----                           ----
/s/ STANLEY HOLLANDER
-------------------------------------------                       Director                    October 16, 1998
Stanley Hollander

 /S/ JEAN-FRANCOIS KLEIN
-------------------------------------------                       Director                    October 14, 1998
Jean-Francois Klein

/s/ STEPHEN KORNFELD
-------------------------------------------                       Director                    October 16, 1998
Stephen Kornfeld

                          INDEX TO FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                              ----
Independent Auditors' Report of Deloitte & Touche to the Board of
     Directors and Shareholders of Capital Media Group Limited.................................F-2

Independent Auditors' Report of Price Waterhouse Coopers to the Board of
     Directors and Stockholders of Tinerama Investment AG......................................F-3

Consolidated Balance Sheet at December 31, 1997 and 1996.......................................F-4

Consolidated Statement of Operations For Years Ended December 31, 1997 and 1996................F-5

Consolidated Statement of Stockholders' Equity For Years ended December 31, 1997 and 1996............................................................................F-6

Consolidated Statement of Cash Flows For the Years Ended December 31, 1997
           and 1996............................................................................F-7

Notes to Consolidated Financial Statements.....................................................F-8

INDEPENDENT AUDITORS' REPORT TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CAPITAL MEDIA GROUP LIMITED

         We have audited the accompanying consolidated balance sheet of Capital Media Group Limited and its subsidiaries ("the companies") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Tinerama Investments AG (a consolidated subsidiary), which statements reflect total assets constituting 17% of consolidated total assets at December 31, 1997 (1996 - 37%) and 1% of consolidated operating loss for the year then ended (year ended December 31, 1996-1%). These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tinerama Investment AG, is based solely on the report of such other auditors.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles in the United States of America.

         The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the financial statements, the company's lack of cash being generated by trading and the uncertainty over its ability to raise further funds raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in note 11 to the financial statements, the outcome of certain litigation against the company is unknown at this time.

DELOITTE & TOUCHE



Chartered Accountants
London, England
14 October 1998

INDEPENDENT AUDITORS' REPORT TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TINERAMA INVESTMENT AG

         We have audited the financial statements of Tinerama Investment AG Group of Companies as of December 31, 1997. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with Generally Accepted Auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

         As set out in note 15, the company has a claim for an additional 10% of the share capital of the Romanian subsidiaries at zero consideration. Prior to the final resolution of this matter, this potential additional ownership has not been reflected in the financial statements of the company.

         In our opinion, subject to the matter mentioned in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Tinerama Investment AG Group of Companies as at December 31, 1997 and December 31, 1996 and the results of its operations and its statement of changes in financial position for the year ended 31 December, 1997 in conformity with United States Generally Accepted Accounting Principles.




COOPERS & LYBRAND
Bucharest September 18, 1998

                                                     CAPITAL MEDIA GROUP LIMITED

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997

                                                                             DECEMBER 31,      DECEMBER 31,
                                                                NOTE                 1997              1996
                                                                ----         ------------      ------------
                                                                                        $                 $
ASSETS
Cash and cash equivalents                                                         359,695           320,070
Accounts receivable within one year, net of allowances for
     doubtful accounts of $11,788 (December 31, 1996 -            3             1,207,398           754,103
     10,399)
Inventories                                                                        25,660            38,455
Amounts due from shareholder                                      4               313,691           313,691
Prepaid expenses and deposits                                                     510,828         1,168,145
                                                                           --------------   ---------------
TOTAL CURRENT ASSETS                                                            2,417,272         2,594,464


Investments                                                                     2,014,917           217,213
Intangible assets, net of accumulated amortization of
$2,203,973 (December 31, 1996 - $262,536)                         5             3,452,976           803,821
Property, plant and equipment, net                                6             1,020,818         1,475,284
                                                                            -------------    --------------

TOTAL ASSETS                                                                    8,905,983         5,090,782
                                                                            =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                4,377,812         1,378,801
Accrued expenses                                                                2,710,780         2,310,261
Loans repayable within one year                                   7             4,229,008         2,016,568
Amounts due to minority shareholders                                              614,173           411,600
                                                                           --------------     -------------

TOTAL LIABILITIES                                                              11,931,773         6,117,230

COMMITMENTS AND CONTINGENCIES                                     8                     -                 -

MINORITY INTEREST IN SUBSIDIARIES                                                 901,980           615,795
                                                                           --------------   ---------------

                                                                               12,833,753         6,733,025

STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding                                      -                 -
Common stock - 50,000,000 shares authorized:
$0.001 par value 35,094,139 (December 31, 1996 -
     12,663,328) issued and outstanding                                            40,090            12,663
Additional paid in capital                                                     31,155,909        17,117,651
Subscriptions receivable                                                           (5,000)           (5,000)
Cumulative translation adjustment                                               2,846,067           326,214
Accumulated deficit                                                           (37,964,836)      (19,093,771)
                                                                            -------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                                     (3,927,770)       (1,642,243)
                                                                            -------------      ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                            8,905,983         5,090,782
                                                                            =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                           YEAR ENDED                       YEAR ENDED
                                                                         DECEMBER 31,                     DECEMBER 31,
                                          NOTE                                   1997                             1996
                                          ----                           ------------                     ------------
                                                                $                   $               $                $

Operating revenues                                                          2,429,275                        2,075,407

Operating costs:

Staff costs                                             3,754,124                           3,705,972
Depreciation and amortization                             747,876                             521,069
Operating expenses - exceptional             9          4,202,737                             497,670
Operating expenses - other                             12,160,527        (20,865,264)      13,628,277     (18,352,988)
                                                   --------------     --------------      -----------   -------------

Operating loss                                                           (18,435,989)                     (16,277,581)

Other (expenses)/income                                                      (44,684)                          42,531
Equity in net loss of unconsolidated
     company                                                                (251,550)                        (211,414)
Interest (paid)/income, net                                                 (244,694)                         132,950
                                                                     ---------------                    -------------

Loss before income tax provision                                         (18,976,917)                     (16,313,514)

Income tax credit/(provision)               10                                 1,390                           (6,623)
                                                                     ---------------                    -------------

Loss after taxation                                                      (18,975,527)                     (16,320,137)

Minority interest                                                            104,462                           58,033
                                                                     ---------------                    -------------

Net loss                                                                 (18,871,065)                     (16,262,104)
                                                                     ===============                    =============

Net loss per share                                                            ($0.67)                          ($1.32)
                                                                     ===============                    =============

Weighted average shares outstanding                                       27,966,383                       12,359,029
                                                                     ===============                    =============


The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1997

YEAR ENDED                                               ADDITIONAL                     CUMULATIVE
DECEMBER 31,                                                PAID-IN   SUBSCRIPTION     TRANSLATION    ACCUMULATED
1997                          COMMON STOCK                  CAPITAL     RECEIVABLE      ADJUSTMENT        DEFICIT         TOTAL
----                          ------------                  -------     ----------      ----------        -------         -----
                             SHARES               $               $             $                $              $              $

Balance at               12,663,328          12,663      17,117,651         (5,000)        326,214     (19,093,771)    (1,642,243)
(January 1, 1997)

Issuance of              27,430,811          27,427      14,038,258              -               -               -     14,065,685
common stock

Translation                       -               -               -              -       2,519,853               -      2,519,853
adjustment

Net loss                          -               -               -              -               -     (18,871,065)   (18,871,065)
                         ----------          ------      ----------        -------       ---------    ------------  -------------

Balance at               40,094,139          40,090      31,155,909        (5,000)       2,846,067     (37,964,836)    (3,927,770)
December 31, 1997        ==========          ======      ==========        =======       =========    ============  =============



YEAR ENDED                                               ADDITIONAL                     CUMULATIVE
DECEMBER 31,                                                PAID-IN   SUBSCRIPTION     TRANSLATION    ACCUMULATED
1996                          COMMON STOCK                  CAPITAL     RECEIVABLE      ADJUSTMENT        DEFICIT         TOTAL
----                          ------------                  -------     ----------      ----------        -------         -----
                             SHARES               $               $             $                $              $              $

Balance at                9,326,664           9,327      10,309,314         (5,000)        (59,963)     (2,831,667)     7,422,011
(January 1, 1996)

Issuance of               3,336,664           3,336       6,808,337              -               -               -      6,811,673
common stock

Translation                       -               -               -              -         386,177               -        386,177
adjustment

Net loss                          -               -               -              -               -     (16,262,104)   (16,262,104)
                         ----------          ------      ----------        -------       ---------    ------------  -------------
Balance at               12,663,328          12,663      17,117,651         (5,000)        326,214     (19,093,771)    (1,642,243)
December 31, 1996        ==========          ======      ==========        =======       =========    ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1997

                                                                                 YEAR ENDED       YEAR ENDED
                                                                               DECEMBER 31,     DECEMBER 31,
                                                                                       1997             1996
                                                                               ------------     ------------
                                                                                          $                $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        (18,871,065)     (16,262,104)
Adjustment to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                                2,438,829          521,069
     Equity in net losses of investment in joint venture                            251,550          211,414
     Minority interest                                                             (104,462)         (58,033)
     Changes in assets and liabilities:
     Decrease in inventories                                                         12,795           41,959
     Increase in accounts receivable                                               (453,295)        (232,991)
     Increase in amount due from shareholder                                              -         (313,691)
     Decrease/(increase)  in prepaid expenses and deposits                          657,317         (882,883)
     Increase in accrued expenses and accounts payable                            3,399,530        2,252,550
     Increase/(decrease) in amounts due to minority
     shareholders                                                                   202,573         (288,786)
                                                                             --------------     ------------

NET CASH USED IN OPERATIONS                                                     (12,466,228)     (15,011,496)
                                                                             --------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                       (355,778)        (501,396)
Acquisition of intangible assets                                                 (4,277,740)        (180,444)
Proceeds on the sale of investments                                              (1,658,607)        (393,822)
                                                                             --------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                                            (6,292,125)      (1,075,662)
                                                                             --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares                                                 14,924,892        7,181,673
Commission paid on issuance of shares                                              (859,207)        (370,000)
Loans                                                                             2,212,440        2,000,000
                                                                             --------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        16,278,125        8,811,673
                                                                             --------------     ------------

NET (DECREASE) IN CASH                                                           (2,480,228)      (7,275,485)

Effect of exchange rate movements on cash                                         2,519,853           58,418
Cash and cash equivalents at start of year                                          320,070        7,537,137
                                                                             --------------     ------------

Cash and cash equivalents at end of year                                            359,695          320,070
                                                                             ==============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:

Cash payments for interest                                                          111,285           33,334
Cash paid for taxes                                                                   1,881                -

The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997

1.       SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries Capital Media (UK) Limited ("CM(UK)"), and Onyx Television GmbH ("Onyx"), its 51% owned subsidiary Tinerama Investment AG ("Tinerama")"), together with the Company's 81.6% owned subsidiary Unimedia SA ("Unimedia") and Unimedia's 90% owned subsidiary TopCard SA ("TopCard"). CM(UK)'s 50% joint venture investment interest in Blink TV Limited ("Blink") has been accounted for using the equity method, after the elimination of all significant intercompany balances and transactions.

         The results of Unimedia and TopCard has been consolidated in the consolidated financial statements from September 1997 and November 1997, respectively, being the dates of their acquisition.

         INVENTORIES

         Inventories are stated at the lower of first-in, first-out cost and market value.

         INTANGIBLE ASSETS

         Intangible assets represent purchased broadcast licenses, and goodwill arising on acquisition of subsidiary undertakings. The amounts in the balance sheet are stated net of the related accumulated depreciation. Intangible assets and goodwill are amortized on a straight-line basis over a period of five years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate that the carrying value of the assets may not be recoverable, by comparing the undiscounted future cash flows from such assets with the carrying value of the assets. An impairment loss would be computed based upon the amount by which the carrying amount of the asset exceeds its fair value at any evaluation date.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are all stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as shown below:

         Buildings                                    25 to 50 years
         Fixtures, fittings and equipment              5 to 20 years

         FOREIGN CURRENCY

         Assets and liabilities of the Company's foreign subsidiaries in the United Kingdom and Germany are translated at year end exchange rates. The effects of these translation adjustments are reported in a separate component of shareholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in net income.

         Assets and liabilities of the Company's foreign subsidiary in Romania are translated at historical exchange rates in accordance with the temporal method. This is due to the hyper-inflationary situation in Romania.

         INCOME TAXES

         Full provision is made for all deferred tax liabilities. Deferred income tax assets are recognized for deductible temporary differences and net operating losses, recognized by a valuation allowance if it is more likely than not that some portion of the benefit will not be recognized.

         LEASE

         Operating leases are charged to the statement of operations in equal annual amounts over the term of the lease.

         INCOME PER SHARE

         In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE, which requires presentation of basic and diluted income per share on the face of the Consolidated Statements of Operations. Basic income per share is calculated on the basis of weighted average outstanding shares, after giving effect

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997

         to preferred stock dividends. Diluted income per share is computed on the basis of weighted average shares outstanding common shares, plus equivalent shares assuming exercised stock options and conversion of outstanding convertible securities where issued. All income per share disclosures have been restated in accordance with SFAS No. 128.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company and other long-term financing at December 31, 1997 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar debt instruments.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 1996 year end balances to conform to the 1997 year end presentation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         APPROVED ACCOUNTING STANDARDS NOT YET ADOPTED

         In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are required to be adopted in fiscal 1999. In 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement is also required to be adopted in fiscal 1999. In 1998, the FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is required to be adopted in fiscal 2000. The Company is currently in the process of evaluating the impact of adopting these new statements.

 2.      GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 1997 and 1996, the Company incurred net losses of $18,871,065 and $16,262,104, respectively. At December 31, 1997, the Company had net current liabilities of $9,514,501 and its total liabilities exceeded its total assets by $3,025,790. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in note 14, the Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management reported in July 1998 that it had entered into agreements to provide funding so that the Company can meet its obligations and sustain operations from sources described in note 15.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997

3.       ACCOUNTS RECEIVABLE

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                                 1997             1996
                                                                         ------------     ------------
                                                                                    $                $
         Accounts receivable within one year comprise:

         Trade receivables                                                    593,589          139,059
         Taxation receivables                                                 449,167          116,801
         Other debtors receivable                                             164,642          498,243
                                                                          -----------      -----------

         Total                                                              1,207,398          754,103
                                                                          ===========      ===========


4.       AMOUNT DUE FROM SHAREHOLDER

         In December 1995, the Company issued shares to a shareholder in exchange for that shareholder guaranteeing the establishment of a contract with PTT Telecom. This resulted in the shareholder receiving shares for no payment. The directors believe this amount to be recoverable within one year.

5.       INTANGIBLE ASSETS

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                                 1997             1996
                                                                         ------------     ------------
                                                                                    $                $

Purchased broadcast licenses                                                  246,810           364,969
Computer Software                                                             195,016           113,371
Goodwill                                                                    5,215,123           588,017
                                                                          -----------       -----------
                                                                            5,656,949         1,066,357

Less accumulated amortization                                              (2,203,973)         (262,536)
                                                                          -----------       -----------
                                                                            3,452,976           803,821
                                                                          ===========       ===========

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997

6.       PROPERTY, PLANT AND EQUIPMENT

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                                 1997             1996
                                                                         ------------     ------------
                                                                                    $                $
Property, plant and equipment consists of:

Buildings                                                                     191,550           191,550
Fixtures, fittings and equipment                                            2,089,649         1,817,170
                                                                          -----------       -----------


Total property, plant and equipment                                         2,281,199         2,008,720

Less accumulated depreciation                                              (1,260,381)         (533,436)
                                                                          -----------       -----------

                                                                            1,020,818         1,475,284
                                                                          ===========       ===========

7.       LOANS REPAYABLE WITHIN ONE YEAR

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                                 1997             1996
                                                                         ------------     ------------
                                                                                    $                $
Loans repayable within one year comprise:

Instar Holdings Ltd                                                         2,000,000          2,000,000
Unbeatable Investments Ltd                                                    500,000                  -
Fontal Ltd                                                                    200,000                  -
Oradea                                                                        500,000                  -
Roland Pardo                                                                  500,000                  -
Falcon Management                                                             335,000                  -
Interest Accrued                                                              194,008             16,568
                                                                          -----------       ------------
                                                                            4,229,008          2,016,568
                                                                          -----------       ------------


      The terms of the loans are:

      The terms of the Instar loan are detailed in Note 14.

      The Unbeatable loan was received on October 10, 1997 and carried an interest rate of 10% per annum and was repaid on January 9, 1998, see Note 15.

      The Fontal loan was received on December 30, 1997 and carries an interest rate of 10% per annum and was repayable on February 16, 1998, see Note 11.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997

      The Oradea loan was made to Unimedia in 1996 and carries an interest rate of 2% above 3 month Eurodollar Libor rate and repayable on April 17, 1998.

      The Roland Pardo loan was made to Unimedia in 1996 and carries an interest rate of 2% above 3 month Eurodollar Libor rate and was repayable on July 29, 1998.

      The Falcon loan was made to Unimedia in 1995 and carried an interest rate of 0.5% per month and was repaid on May 25, 1998.

8.    COMMITMENTS AND CONTINGENCIES

      TRANSPONDER

      A bank guarantee was originally provided to PTT Telecom on November 30, 1995 in the amount of ECU 2,000,000 in relation to an agreement to lease transponder capacity in order to broadcast a television channel in Germany. The guarantee required as at December 31, 1997 stood at ECU 1,250,000 ($1,350,000 at December 31, 1997 exchange rates).

      The Company was not in a position to support the guarantee. As a result the guarantee has been provided by Universal Holdings Limited, See Note 11 to the Consolidated Financial Statements.

      The Company is committed under the terms of the agreement to paying ECU 2,163,000 ($2,336,000 at December 31, 1997 exchange rates) over the remaining period of the contract which expires on September 25, 1998 for use of the transponder capacity under the terms of the agreement.

      COMMITMENTS

      In March 1998, the Company entered into a monthly agreement to lease offices, as well as the use of studio, post production and editing facilities in Dortmund, Germany, as required. Under the terms of the office agreement, the Company was committed to paying DM150,000 ($80,000 at December 31, 1997 exchange rates) per annum.

      In January 1996, the Company entered into an agreement to lease master control and broadcast equipment and editing facilities at Ingleheim Germany. Under the terms of the agreement the Company was committed to paying DM 2,940,000 ($1,635,000 at December 31, 1997 exchange rates) per annum for the use of the equipment and facilities until January 2001. Under the terms of the lease, the lease can be terminated effective October 1998. Notice of termination of the lease has been given to the lessor.

      In January 1996, the Company entered into an agreement to lease uplink capacity until January 2001, at a cost of approximately (pound)245,000 ($403,000 at December 31, 1997 exchange rates) per annum. Under the terms of the agreement, the lease can be terminated effective October 1998. Notice of termination of the lease has been given to the lessor.

      The Company has also entered into leases for office space in France, expiring between 1999 and 2002 at an annualized cost of approximately $130,000 (at December 31, 1997 exchange rates). The total rental expense in 1997 and 1996 were $5,592,000 and $4,190,000, respectively.

      The Company is committed to pay to its directors and officers under employment agreements an aggregate of $650,000 during the year ended December 31, 1998.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997

9.    OPERATING EXPENSES - EXCEPTIONAL

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                                 1997             1996
                                                                         ------------     ------------
                                                                                    $                $
Currency translation difference on foreign
currency net investment                                                     2,511,784          497,670

Additional depreciation and amortization charges
relating to the Company's current evaluation of
the value of certain assets and goodwill                                    1,690,953                -
                                                                         ------------       ----------
                                                                            4,202,737          497,670
                                                                         ============       ==========


10.   INCOME TAXES

      The income tax provisions consisted of the following:

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                                 1997             1996
                                                                         ------------     ------------
                                                                                    $                $

Current tax credit/(expense)                                                    1,390           (6,623)
                                                                                =====           =======

      Net operating loss carry forwards which give rise to deferred tax assets at December 31, 1997 are as follows:

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                                 1997             1996
                                                                         ------------     ------------
                                                                                    $                $
Unutilized tax losses                                                       4,180,000        4,757,000
Valuation Allowances                                                       (4,180,000)      (4,757,000)
                                                                          -----------      -----------

Total deferred tax assets                                                           -                -
                                                                          ===========      ===========


      The valuation allowance relates to deferred tax assets established under Statement of Financial Accounting Standard No. 109 and relates to the unutilized tax losses. These unutilized tax losses, substantially all of which do not expire, will be carried forward to future years for possible utilization. Because the Company has not yet achieved profitability, it has not recognized the benefit for these unutilized tax losses in the financial statement.

11.   LITIGATION

      The litigation against Com TV Production und Vertrieb GmbH ("Com") and Nen TV ("Nen") and Mr. John Garman, relates to an agreement in 1995, wherein the Company was purportedly to invest in and develop a satellite broadcasting project and was thereby to allot Nen 5% of the issued share capital of the project in consideration for various undertakings. The Company has always maintained that there had been a repudiatory breach of contract by Com and Nen and that the Company believed that the claims made were without merit and intended to vigorously contest the same.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997

      In December 1997, at the direction of the trial judge, the Company and Com and Nen and John Garman were directed to either come to an agreement or that the parties were instructed to prepare for the case to be immediately held for trial. An agreement to settle this suit was made with Garman on December 12, 1997 wherein the Company agreed to enter into reciprocal commercial agreements allowing Garman to access available down time for advertising purposes.

      In June 1997, a former managing director of Onyx Television whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. The suit sought damages of DM750,000. Onyx maintained that the action which it took with respect to this employee was lawful and in July 1998, the court ruled in favor of Onyx Television. The plaintiff has the right to appeal and Onyx Television believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of this matter.

      In May 1998, TV Strategies, a Dallas based television services company, obtained a default judgment against Onyx Television for DM300,000, plus interest, relating to services which Television Concepts alleges that they provided to Onyx. Onyx intends to seek to have the default judgment set aside in Texas, and believes that it has the grounds to obtain relief from the default judgment. Onyx Television also believes that it has meritorious defenses to the suit. There can be no assurance as to the outcome of this matter.

      In July 1998, the Company was sued in the U.S. District Court for the District of Nevada by Fontal Limited ("Fontal") for breach of a promissory note. See Note 7 for a description of the Fontal Note. The Company had pledged the rights to international trademarks for the Onyx name and branding outside of Germany to Fontal to secure repayment of this note. The Company has filed a motion to dismiss this suit for FORUM NON CONVENIENS, believing that the proper forum for this suit is England. The Company also believes that it has meritorious defenses to this suit and intends to vigorously defend same. There can be no assurance as to the outcome of this matter.

      Unimedia has three minority shareholders (Oradea, Roland Pardo and Fontal (see note 7)) who have previously advised Unimedia that they do not believe that the reorganization of Unimedia with the Company was in the best interest of Unimedia and its stockholders. These stockholders have brought numerous legal actions against Unimedia and/or its management (which is also now, in part, the senior executive management of the Company) contending that the past and future activities of Unimedia are not in the best interest of Unimedia's shareholders and were not being engaged in for the benefit of Unimedia and its stockholders. To date, such suits have not been successful. In addition, the French Courts have to date rejected all requests to appoint experts in judgment to review Unimedia's management's actions.

      Charles Koppel, the former chairman and CEO of the Company, had a service agreement with the Company under which he was entitled to an annual base salary of (pound)100,000 ($160,000). The agreement provided for successive automatic one-year terms unless terminated upon one year's prior notice in writing. Mr. Koppel resigned his positions with the Company on August 6, 1997. Mr. Koppel has advised the Company that he believes that the Board's selection of a new President and CEO of the Company in August 1997, constituted a constructive dismissal of Mr. Koppel under his service agreement.

      On March 12, 1998, the Company resolved its dispute with Mr. Koppel in regard to his claim for wrongful dismissal. Pursuant to the settlement, the Company agreed to pay Mr. Koppel (pound)60,000 over an agreed period of time to resolve outstanding claims under his services agreement with the Company.

      In August 1998, Onyx Television sued Mr. Koppel in Germany. The suit alleges that certain of Mr. Koppel's actions as the managing director of Onyx Television were improperly performed and that certain of his other actions were taken for his own direct or indirect benefit and not for the benefit of Onyx Television. The suit seeks damages in an unspecified amount. The Company intends to vigorously pursue this action against Mr. Koppel.

      The Company is a party to legal actions in the normal course of business. The Company does not believe that the resolution of any of these actions will be material to the financial statements.

12.   TINERAMA

      Tinerama has an option to acquire up to a further 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a price of Lei 1,000,000 ($145 at December 31, 1997) The option was valid for a period of six months from the date of finalization of the 1995 financial statements of the Romanian subsidiaries on June 7, 1996. TIAG has formally confirmed its intention to exercise its option to acquire the full 10%.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997

 13.  WARRANTS

      The Company has the following warrants (all of which expire 36 months from the date of their effective future registration) outstanding at December 31, 1997:

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

      The warrants were issued in connection with a Private Placement Offering ("the Offering") which took place in December 1995 and January 1996. Warrants to purchase 4,200,000 and 1,000,000 shares of common stock at exercise prices of $4.00 and $2.50 per share were issued to investors in the Offering; warrants to purchase 1,000,000 and 433,328 shares of common stock at exercise prices of $4.00 and $3.125 per share respectively were issued to the placement agent and sub-distributors for the Offering; and warrants to purchase 1,600,000 and 1,200,000 shares of common stock at exercise prices of $3.125 and $2.50 respectively were issued to certain of the founding shareholders; and

      In September 1996, 100,000 shares and warrants to purchase an additional 100,000 shares at an exercise price of $2.50 per share were issued to a director for consulting services.

      On March 10, 1998, the Board of Directors granted certain options to executive officers of the Company to purchase an aggregate of 4,500,000 shares to purchase the Company's Common stock at an exercise price of $0.35 per share (the fair market value of the Common Stock on the date of grant). On the same date the non-employee Directors were granted certain options to purchase an aggregate of 500,000 shares to purchase the Company's Common stock at the same price. The options vest for executive officers over 3 years and for non-employee Directors immediately.

14.   LIQUIDITY AND CAPITAL RESOURCES

      The Company has continued to use its cash reserves to fund its operations. The ownership, development and operation of media interests, including the Onyx television station requires substantial funding. Due to the poorer than expected advertising revenues at Onyx in its second year of operation, the funds raised by the Company since commencement were expended earlier than anticipated. To date the Company has historically financed itself through sales of equity securities and debt financing.

      On January 13, 1997, the Company issued a Private Placement Memorandum offering its securities to accredited investors including to all existing shareholders. In the offering, the Company sold an aggregate of 12,000,000 shares of common stock; $.001 par value per share, at a purchase price of $0.50 per share. On March 3, 1997, the offering closed and the aggregate net proceeds to the Company were approximately $5,850,000 after costs.

      On June 30, 1997, the Company received subscriptions for $4 million in a Private Placement offering of its securities to certain accredited investors. In the offering, the Company agreed to issue an aggregate of 7,017,543 shares of common stock; $.001 par value per share, at a purchase price of $0.57 per share. On June 30, 1997, $1,500,000 of the proceeds of the subscription was received and the balance of $2,500,000 was received on August 1, 1997.

      On October 31, 1996, CM (UK) entered into an agreement to borrow up to $2.0 million from Instar Holdings, Inc. ("Instar") to fund working capital requirements ("the Instar loan"). The loan was originally due for repayment on December 31, 1996 or such earlier date as the Company raises additional funds to repay the loan. The loan is guaranteed by the Company and Onyx, and is secured by a charge on substantially all of the Company's assets. Interest is payable monthly on the loan and was until December 31, 1997 at the rate of 2% above Lloyds Banks' base rate. Interest as from January 1, 1998 is at the rate of 13% per annum. The terms of the Instar Loan were amended in August 1997, January 1998 and July 1998.

      The terms of the Instar Loan were amended in July 1998 to provide that:

      (i) the repayment date is now extended such to accede to a repayment schedule plan commencing in September 1998 and terminating on receipt of a final installment payment in late 1999; and

      (ii) the loan ( or any part thereof) may be converted, at the option of the holder, into fully paid shares of common stock at a conversion rate that may be offered from time to time by the Company to any existing or potential investor.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997

      On October 31, 1996, CM (UK) entered into a deed of counter-indemnity ("Deed") with Universal, a BVI corporation. The Deed secures the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guarantee. (See note 8 to Notes to Consolidated Financial Statements.)

      CM (UK)'s obligations under the Deed are guaranteed by the Company and Onyx, and are secured by a charge on substantially all of the Company's assets.

      Instar and Universal have agreed that their liens on the Company's assets shall rank parri-passu.

15.   SUBSEQUENT EVENTS

      On January 9, 1998, CM (UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited ("Superstar"). Such loan was evidenced by two 13% Convertible Secured Promissory Notes (the "Notes") in the original amounts of $750,000 and $500,000, respectively. Of the aggregate proceeds, $500,000 was used to repay a loan previously made to CM (UK) by Unbeatable Investments Limited. The Notes bear interest at the rate of 13% per annum and are convertible into the Company's Common Stock on the basis of one share of Common Stock for each $0.50 of outstanding principal and accrued interest. The Notes however, may not be converted until the Company has held a shareholders meeting at which its Articles of Association are amended to increase sufficiently the number of authorized shares of Common Stock of the Company.

      On February 12, 1998, the Company, Unimedia, and Pixel Multimedia Ltd. ("PMM") consummated the transactions contemplated by an agreement executed on that date and effective as of January 1, 1998. PMM previously owed Unimedia $2,700,000 for loans made to PMM and for other expenses. As part of the transaction, Unimedia purchased the outstanding stock of Pixel Ltd., an Israeli company ("Pixel") from PMM. As part of the transaction, Pixel also purchased certain software previously developed for Unimedia by PMM. The purchase price paid to acquire Pixel consisted of: (i) forgiveness of $1.7 million of the debt owed by PMM to Unimedia and (ii) the assumption by Pixel (guaranteed by Unimedia and the Company) of certain PMM debt not exceeding $750,000 due to a financial institution. Additionally, PMM may receive up to 600,000 shares of the Company's Common Stock owned by Unimedia if certain performance objectives are achieved by Pixel. These shares have been pledged by Unimedia to the financial institution to secure Pixel's debt to the financial institution. Finally, the remaining $1,000,000 owed by PMM to Unimedia will be forgiven in the event that certain future performance objectives are achieved by Pixel.

      On February 28, 1998, the Mirror Group PLC ("Mirror") sold its 50% interest in the share capital of Blink to a director of Blink.

      On March 23, 1998, MMP, SA ("MMP"), a shareholder of the Company made available a $2,000,000 Line of Credit ("MMP Line of Credit"), which carried interest at 13% per annum. The principal and accrued interest is repayable on December 31, 1998, or earlier if the Company's cash flow enables repayment. The MMP Line of Credit is convertible at $0.20 per share.

      On March 25, 1998, Superstar loaned the Company an additional $400,000 payable on the same terms as the MMP Line of Credit.

      On June 16, 1998, the Company entered into two Memorandum of Understanding Agreements ("MOU") with AB Groupe ("AB"), (which is the parent company of MMP) and Superstar to continue to fund the Company's operations. These new Agreements will provide up to $11.64 million, $5.4 million in the form of cash investment to be infused over a one year period and $6.24 million through providing operating services to the Company over a period of two years. The new funding will initially be in the form of debt to be automatically converted into shares of common stock at $0.10 cents per share upon and after approval of an increase in the Company's authorized capital at the next shareholders meeting, which the Company is obligated to hold no later than November 30, 1998.

16.   RELATED PARTY TRANSACTIONS

      In July 1997, the Company paid Unimedia a fee of $240,000 in connection with the $4.0 million private placement. See Note 14 above.

      There were no related party transactions other than in the normal course of business between the group companies.

                                 EXHIBIT INDEX


EXHIBIT                                DESCRIPTION
-------                                -----------

10.21 Form of Indemnification Agreement dated July 31, 1997, by and between the Company and Gilles Assouline and Michel Assouline

10.23 Letter Agreement dated July 1998 between the CM (UK), the Company, Onyx, Instar and Superstar

10.24         Services Agreement with Groupe AB

10.25         Superstar Note in the face amount of $5.0 million

10.26         Groupe AB Note in the face amount of $6.64 million

21.1          Subsidiaries

27.1          Financial Data Schedule