Form 10QSB
period 1998-03-31
CAPITAL MEDIA GROUP LTD
filed 1998-10-28
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 0-21051

                          CAPITAL MEDIA GROUP LIMITED
   -------------------------------------------------------------------------
              (exact name of small business issuer in its charter)

              Nevada                                       87-0453100
-------------------------------------------    ---------------------------------
    (State or other jurisdiction of             (I.R.S. Employer Identification
     incorporation or organization)                           No.)

        2 rue du Nouveau Bercy.
       94220, Charenton, France
-------------------------------------------    ---------------------------------
(Address of principal executive offices)                  (Zip Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES ____   NO X

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,026,223 SHARES OF COMMON STOCK AT AUGUST 31, 1998 (EXCLUDING 1,067,916 SHARES OWNED AT THAT DATE BY THE COMPANY'S 81.6% OWNED SUBSIDIARY, UNIMEDIA, S.A.)

          Transitional Small Business Disclosure Format. YES ____ NO X

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements for the quarter covered by this report are attached hereto in accordance with item 310(b) of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

Unaudited consolidated balance sheet at March 31, 1998
     and December 31, 1997................................................3

Unaudited consolidated statement of operations for the three months ended March 31, 1998 and 1997.................................4

Unaudited consolidated statement of stockholders' equity for the three months ended March 31, 1998................................5

Unaudited consolidated statement of cash flows for the three months ended March 31, 1998 and 1997.................................6

Notes to the unaudited consolidated financial statements..................7

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 1998

                                                    NOTE             MARCH 31,      DECEMBER 31,
                                                                          1998              1997
                                                                             $                 $
ASSETS
Cash and cash equivalents                                               98,714           359,695
Accounts receivable, within one year, net of
allowances for doubtful accounts of $88,490
(December 31, 1997 - $11,788)                        3               2,372,241         1,207,398
Inventories                                                             17,774            25,660
Prepaid expenses and deposits                                          511,384           510,828
Amounts due from shareholder                         4                 313,691           313,691
                                                              ----------------  ----------------
TOTAL CURRENT ASSETS                                                 3,313,804         2,417,272

Investments                                                          1,771,867         2,014,917
Intangible assets, net of accumulated amortization
of $2,417,878 (December 31, 1997 - $2,203,973)       5               3,191,317         3,452,976
Property, plant and equipment, net                   6               1,456,255         1,020,818
                                                              ----------------  ----------------
TOTAL ASSETS                                                         9,733,243         8,905,983
                                                              ================  ================
LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable                                                     4,994,521         4,377,812
Accrued expenses                                                     4,111,581         2,710,780
Loans repayable within one year                      7               6,231,891         4,229,008
Amounts due to minority shareholders                                   331,760           614,173
                                                              ----------------  ----------------
TOTAL LIABILITIES                                                   15,669,753        11,931,773

COMMITMENTS AND CONTINGENCIES                        8                       -                 -

MINORITY INTEREST IN SUBSIDIARIES                                    1,091,104           901,980
                                                              ----------------  ----------------
                                                                    16,760,857        12,833,753
                                                              ----------------  ----------------
STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding
Common stock - 50,000,000 shares authorized:
$0.001 par value 40,094,139 (December 31, 1997 -
35,094,139) issued and outstanding                                      40,090            40,090
Additional paid in capital                                          31,149,909        31,155,909
Subscriptions receivable                                                (5,000)           (5,000)
Cumulative translation adjustment                                    3,677,274         2,846,067
Accumulated deficit                                                (41,889,887)      (37,964,836)
                                                              ----------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                                          (7,027,614)       (3,927,770)
                                                              ----------------  ----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                 9,733,243         8,905,983
                                                              ================  ================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998



                                                                            3 MONTHS             3 MONTHS
                                                                               ENDED                ENDED
                                                                      MARCH 31, 1998       MARCH 31, 1997
                                                       NOTE                        $                    $

Operating revenues                                                         1,332,288              407,038
                                                                  ------------------    -----------------
Operating costs:
  Staff costs                                                              1,013,175              831,175
  Depreciation and amortization                                              363,576              122,233
  Operating expenses - exceptional                      9                    532,960            1,378,977
  Operating expenses - other                                               2,999,118            2,644,008
                                                                  ------------------    -----------------
Operating costs                                                           (4,908,829)          (4,976,393)
                                                                  ------------------    -----------------
Operating loss                                                            (3,576,541)          (4,569,355)

Other (expense)/income                                                      (193,308)              15,246
Equity in net losses of investment in
  joint venture                                                              (33,018)             (67,290)
Interest income net                                                         (219,079)             (47,503)
                                                                  ------------------    -----------------
Loss before income tax                                                    (4,021,946)          (4,668,902)

Income tax credit/(provision)                           10                       126                 (539)
                                                                  ------------------    -----------------
Loss after taxation                                                       (4,021,820)          (4,669,441)
Minority interest                                                             96,769               41,231
                                                                  ------------------    -----------------
Net loss                                                                  (3,925,051)          (4,628,210)
                                                                  ==================    =================
Net loss per share - basic                                                    ($0.10)              ($0.28)
                                                                  ==================    =================
Net loss per share - diluted                                                  ($0.08)              ($0.18)
                                                                  ==================    =================

Weighted average shares outstanding - basic                               40,094,139           16,663,328
                                                                  ==================    =================

Weighted average shares outstanding - diluted                             49,627,467           26,196,656
                                                                  ==================    ==================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                       ADDITIONAL                 CUMULATIVE
                                           COMMON       PAID-IN     SUBSCRIPTION TRANSLATION   ACCUMULATED
                                           STOCK        CAPITAL      RECEIVABLE   ADJUSTMENT     DEFICIT             TOTAL
                             SHARES       $           $              $           $             $               $
Balance at January 1, 1998 40,094,139       40,090     31,155,909      (5,000)    2,846,067    (37,964,836)         (3,927,770)

Issuance of common stock            -            -         (6,000)          -             -              -              (6,000)

Translation adjustment              -            -              -           -       831,207              -             831,207

Net loss                            -            -              -           -             -     (3,925,051)         (3,925,051)
                           ----------   ----------   ------------  ----------   -----------   ------------    ----------------
Balance at March 31, 1998   4,094,139       40,090     31,149,909      (5,000)    3,677,274    (41,889,887)         (7,027,614)
                           ==========   ==========   ============  ==========   ===========   ============    ================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                                        3 MONTHS                  3 months
                                                                           ENDED                     ended
                                                                       MARCH 31,                 March 31,
                                                                            1998                      1997
                                                                               $                         $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                              (3,925,051)               (4,628,210)
Adjustment to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                                      363,576                   122,233
      Equity in net losses of investment in joint venture                 33,018                    67,290
      Minority interest                                                  (96,769)                  (54,895)
      Changes in assets and liabilities:
      Decrease/(increase) in inventories                                   7,886                   (23,975)
      Increase in accounts receivable                                 (1,039,200)                  (94,577)
      Decrease/(increase) in prepaid expenses                               (556)                  171,794
      Increase/(decrease) in accrued expenses and
        accounts payable                                               2,163,386                  (236,750)
      Decrease in amounts due to minority shareholders                     3,480                    20,000
                                                               -----------------        ------------------
NET CASH USED IN OPERATIONS                                           (2,490,230)               (4,657,090)
                                                               -----------------        ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                            (585,109)                  (15,927)
Acquisition of intangible assets                                         (48,023)                        -
Sale of investments                                                      210,032                         -
                                                               -----------------        ------------------
NET CASH USED IN INVESTING ACTIVITIES                                   (423,100)                  (15,927)
                                                               -----------------        ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares                                               -                 5,932,766
Commission paid on issuance of shares                                     (6,000)                        -
Loans taken out in the period                                          2,002,883                         -
                                                               -----------------        ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,996,883                 5,932,766
                                                               -----------------        ------------------
NET (DECREASE) / INCREASE IN CASH                                       (916,447)                1,259,749
Effect of exchange rate movements on cash                                655,466                 1,184,198
Cash at start of period                                                  359,695                   320,070
                                                               -----------------        ------------------
Cash at end of period                                                     98,714                 2,764,017
                                                               =================        ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:

Cash payments for interest                                                16,580                    11,685
Cash paid for taxes                                                          481                       539

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1998

1.    SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries Capital Media (UK) Limited ("CM(UK)"), and Onyx Television GmbH ("Onyx") its 51% owned subsidiary Tinerama Investment AG ("Tinerama"), together with the Company's 81.6 owned subsidiary Unimedia SA ("Unimedia") and Unimedia's wholly owned subsidiary Pixel Limited ("Pixel") and its 90% owned subsidiary Topcard SA ("Topcard"). CM(UK)'s 50% joint venture investment interest in Blink TV Limited ("Blink") has been accounted for using the equity method after the elimination of all significant intercompany balances and transactions. The results of Pixel have been consolidated in the unaudited consolidated financial statements from January 1, 1998 being the effective date of acquisition.

      INTERIM ADJUSTMENTS

      The consolidated financial statements as of, and for the periods ended, March 31, 1998 and March 31, 1997, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

      INVENTORIES

      Inventories are stated at the lower of first-in, first-out cost and market value.

      INTANGIBLE ASSETS

      Intangible assets represent purchased broadcast licences, computer software and goodwill arising on acquisition of subsidiary undertakings. The amounts in the balance sheet are stated net of the related accumulated depreciation. Intangible assets and goodwill are amortized on a straight-line basis over a period of five years. The Company evaluates the possible impairment of long-lived assets, including intangible assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable, by comparing the undiscounted future cash flows from such assets with the carrying value of the assets. An impairment loss would be computed based upon the amount by which the carrying amount of the assets exceeds its fair value at any evaluation date.

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are all stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as shown below:

      Buildings                                    25 to 50 years
      Fixtures, fittings and equipment             5 to 20 years

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1998

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

     INCOME PER SHARE

     In fiscal 1998, the Company adopted Statement of Financial
     Accounting Standards No. 128 ("SFAS No. 128") EARNINGS PER SHARE, which requires presentations of basic and diluted income per share on the face of the Consolidated Statements of Operations. Basic income per share is calculated on the basis of weighted average outstanding shares, after giving effect to preferred stock dividends. Diluted income per share is computed on the basis of weighted average shares outstanding common shares, plus equivalent shares assuming exercised stock options and conversion of outstanding convertible securities where issued. All income per share disclosures have been restated in accordance with SFAS No. 128.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of certain financial instruments,including cash, receivables, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company and other long term financing at each period and approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar debt instruments.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual esults could differ from those estimates.

 CAPITAL MEDIA GROUP LIMITED
 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 1998

       APPROVED ACCOUNTING STANDARDS NOT YET ADOPTED

       In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No.130 "Reporting Comprehensive Income," and SFAS No.131, "Disclosure about Segments of an Enterprise and Related Information." These statements are required to be adopted in fiscal 1999. In 1998, the FASB issued SFAS No.132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This statement is also required to be adopted in fiscal 1999. In 1998, the FASB also issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This statement is required to be adopted in fiscal 2000. The Company is currently in the process of evaluating the impact of adopting these new standards.

 2.    GOING CONCERN

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the audited financial statements contained in the Company's 1997 Annual Report on Form 10-KSB, the Company incurred net losses during 1997 and 1996 of $18,471,065, and $16,262,104, respectively.
       Additionally, the Company incurred a net loss for the first three months of 1998 of $3,925,051, which included a non-cash accounting exchange rate translation loss of $532,960 arising from changes in currency exchange rates since December 31, 1997. Further, at March 31, 1998, the Company had net current liabilities of $12,355,949 and its total liabilities exceeded its total assets by $7,027,614. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

       The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 14, the Company's continuation as a going concern is dependent upon its ability to obtain additional funding or refinancing as may be required, and ultimately to attain successful operations. Management reported in July 1998 that it had entered into two agreements to provide funding so that the Company can meets its obligations and sustain operations from sources as described in the 1997 Annual Report on Form-10-KSB.

 3.    ACCOUNTS RECEIVABLE

                                                                                MARCH 31,             DECEMBER 31,
                                                                                     1998                     1997
                                                                                        $                        $

        Trade receivables                                                       1,432,051                  593,589
        Taxation                                                                  484,326                  449,167
        Other debtors receivable within one year                                  455,864                  164,642
                                                                    ---------------------   ----------------------

                                                                                2,372,241                1,207,398
                                                                    =====================   ======================

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1998

  4.    AMOUNT DUE FROM SHAREHOLDER

        In December 1995, the Company issued shares to a shareholder in exchange for the shareholder guaranteeing the establishment of a contract with PTT Telecom. This resulted in the shareholder receiving shares for no payment.

  5.    INTANGIBLE ASSETS

                                                                                 MARCH 31,             DECEMBER 31,
                                                                                      1998                     1997
                                                                                         $                        $

         Purchased broadcast licenses                                              251,190                  246,810
         Computer software                                                         189,606                  195,016
         Research and development costs                                            182,208                  161,979
         Goodwill                                                                4,985,591                5,053,144
                                                                                 ---------                ---------
                                                                                 5,609,195                5,656,949
         Less accumulated depreciation                                          (2,417,878)              (2,203,973)
                                                                                 ---------                ---------
                                                                                 3,191,317                3,452,976
                                                                                 =========                =========

  6.    PROPERTY, PLANT AND EQUIPMENT

                                                                                  MARCH 31,             DECEMBER 31,
                                                                                       1998                     1997
                                                                                          $                        $
        Buildings                                                                    91,550                  191,550
        Fixtures, fittings and equipment                                          4,201,481                2,089,649
                                                                                  ---------                ---------
        Total property, plant and equipment                                       4,393,031                2,281,199

        Less accumulated depreciation                                            (2,936,776)              (1,260,381)
                                                                                 ----------               ----------

                                                                                  1,456,255                1,020,818
                                                                                  =========                =========

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1998

  7.    LOANS REPAYABLE WITHIN ONE YEAR

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                      1998              1997
                                                                                         $                 $

  Loans repayable within one year comprise:

  Instar Holding Ltd.                                                            2,000,000         2,000,000
  Unbeatable Investments Ltd.                                                            -           500,000
  Superstar Ventures Ltd.                                                        1,650,000                 -
  MMP, SA                                                                          700,000                 -
  Fontal ltd                                                                       200,000           200,000
  Oradea                                                                           500,000           500,000
  Roland Pardo                                                                     500,000           500,000
  Falcon Management                                                                335,000           335,000
  Interest accrued                                                                 346,891           194,008
                                                                                 ---------         ---------

                                                                                 6,231,891         4,229,008
                                                                                 =========         =========


  The terms of the loans are:

  The terms of the Instar loan are detailed in Note 14.

  The Unbeatable loan was received on October 10, 1997 and carried an interest rate of 10% per annum and was repaid on January 9, 1998.

  The Superstar loan was received on January 9, 1998 and carries an interest rate of 10% per annum and is repayable on December 31, 1998. See Note 14.

  The MMP loan was received on January 9, 1998 and carries an interest rate of 10% per annum and is repayable on December 31, 1998. See Note 14.

  The Fontal loan was received on December 30, 1997 and carries an interest rate of 10% per annum and was repayable on February 16, 1998. See Note 11.

  The Oradea loan was made to Unimedia in 1996 and carries an interest rate of 2% above 3 month Eurodollar Libor rate and was repayable starting on April 17, 1998. See Note 11.

  The Roland Pardo loan was made to Unimedia in 1996 and carries an interest rate of 2% above 3 month Eurodollar Libor rate and was repayable starting on July 29, 1998. See Note 11.

  The Falcon loan was made to Unimedia in 1995 and carried an interest rate of .5% per month and was repaid on May 25, 1998.

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1998

  8.    COMMITMENTS AND CONTINGENCIES

        TRANSPONDER

        A bank guarantee was originally provided to PTT Telecom on November 30, 1995 in the amount of ECU 2,000,000 in relation to an agreement to lease transponder capacity in order to broadcast a television channel in Germany. The guarantee required as at March 31, 1998 stood at ECU 1,100,000 ($1,183,000 at March 31, 1998 exchange rates.) The Company was not in a position to support the guarantee. As a result the guarantee has been provided by Universal Independent Holdings Limited ("Universal") (see Note 14).

        The Company was committed to paying ECU 1,338,000 ($1,439,000 at March 31, 1998 exchange rates) over the remaining period of the contract which expired on September 25, 1998, for use of the transponder capacity under the terms of the agreement.

        COMMITMENTS

        In March 1998, the Company entered into a monthly agreement to lease offices, as well as the use of studio, post production and editing facilities in Dortmund, Germany as required. Under the terms of the office agreement, the Company was committed to paying DM 150,000 ($81,000 at March 31, 1998 exchange rates) per annum.

        In January 1996, the Company entered into an agreement to lease master control and broadcast equipment and editing facilities at Ingleheim Germany. Under the terms of the agreement, the Company was committed to paying DM 2,940,000 ($1,590,000 at March 31, 1998 exchange rates) per annum for the use of the equipment and facilities until January 2001. Under the terms of the agreement the lease can be terminated effective October 1998. Notice of termination of the lease has been given to the lessor.

        In January 1996, the Company entered into an agreement to lease uplink capacity until January 2001, at a cost of approximately pound sterling 245,000 ($410,000 at March 31, 1998 exchange rates) per annum. Under the terms of the agreement the lease can be terminated effective October 1998. Notice of termination of the lease has been given to the lessor.

        The Company has entered into leases for office space in France, expiring between 1999 and 2002 at an annualized cost of $130,000 (at March 31, 1998 exchange rates.)

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1998

  9.    OPERATING EXPENSES - EXCEPTIONAL


                                                                            3 MONTHS                3 MONTHS
                                                                               ENDED                   ENDED
                                                                           MARCH 31,              MARCH  31,
                                                                                1998                    1997
                                                                                   $                       $

       Currency translation difference on foreign
       currency net investment                                              (532,960)             (1,378,977)
                                                                  ==================    ====================

 10.    INCOME TAX

        The income tax provisions consisted of the following

                                                                            3 MONTHS                 3 MONTHS
                                                                               ENDED                    ENDED
                                                                           MARCH 31,                MARCH 31,
                                                                                1998                     1997
                                                                                   $                        $

        Current tax credit/(expense)                                             126                     (539)
                                                                   =================    =====================


                                                                           MARCH 31,             DECEMBER 31,
                                                                                1998                     1997
                                                                                   $                        $
       Net operating loss carry forwards give rise to
       deferred tax assets are as follows:

       Unutilized tax losses                                                 610,000                4,180,000
       Valuation allowances                                                 (610,000)              (4,180,000)
                                                                   -----------------    ---------------------
                                                                                   -                        -
                                                                   =================    =====================

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

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1998

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

        In May 1998, TV Strategies, a Dallas based television services company, obtained a default judgment against Onyx Television for DM300,000, plus interest, relating to services which TV Strategies alleges that they provided to Onyx. Onyx intends to seek to have the default judgment set aside in Texas, and believes that it has the grounds to obtain relief from the default judgment. Onyx Television also believes that it has meritorious defenses to the suit. There can be no assurance as to the outcome of this matter.

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

        Charles Koppel, the former chairman and CEO of the Company, had a service agreement with the Company under which he was entitled to an annual base salary of /pound sterling/100,000 ($160,000). The agreement provided for successive automatic one-year terms unless terminated upon one year's prior notice in writing. Mr. Koppel resigned his positions with the Company on August 6, 1997. Mr. Koppel has advised the Company that he believes that the Board's selection of a new President and CEO of the Company in August 1997 constituted a constructive dismissal of Mr. Koppel under his service agreement.

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1998

        On March 12, 1998, the Company resolved its dispute with Mr. Koppel in regard to his claim for wrongful dismissal. Pursuant to the settlement, the Company agreed to pay Mr. Koppel pound sterling 60,000 ($96,000) over an agreed period of time to resolve outstanding claims under his services agreement with the Company.

        In August 1998, Onyx Television sued Mr. Koppel in Germany. The suit alleges that certain of Mr. Koppel's actions as the managing director of Onyx Television were improperly performed and seeks damages in an unspecified amount. The Company and Onyx are also preparing to bring additional actions against Mr. Koppel based, in part, upon the Company's view that certain of Mr. Koppel's actions on behalf of the Company and Onyx Television were taken for his own direct or indirect benefit and/or for the benefit of third parties and not for the benefit of the Company and Onyx Television. The Company intends to vigorously pursue these actions against Mr. Koppel. Mr. Koppel has advised the Company that he disputes the Company's allegations and believes them to be untrue and without foundation.

        The Company is a party to legal actions in the normal course of business. The Company does not believe that the resolution of any of these actions will be material to the financial statements.

 12.    TINERAMA

        Tinerama had an option to acquire up to a further 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a price of Lei 1,000,000 ($145 at March 31, 1998) conditional upon certain financial targets. The option was valid for a period of six months from the date of finalization of the 1995 financial statements of the Romanian subsidiaries on June 7, 1996. TIAG has formally confirmed its intention to exercise its option to acquire the full 10%.

 13.    WARRANTS

        The Company has the following warrants (all of which expire 36 months from the date of either their effective future registration or their issuance) outstanding at March 31, 1998:

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

        On March 10, 1998, the Board of Directors granted certain options to executive officers of the Company to purchase an aggregate of 4,000,000 shares of common stock at an exercise price of $.35 per share (the fair market value of

  CAPITAL MEDIA GROUP LIMITED
  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED MARCH 31, 1998

        the common stock on the date of grant). On the same date the non-employee Directors were granted options to purchase an aggregate of 500,000 shares of common stock at the same price. The options vest to executive officers over 3 years and to non-employee Directors immediately.

 14.    LIQUIDITY AND CAPITAL RESOURCES

        The Company has continued to use its cash reserves to fund its operations. The ownership, development and operation of media interests, including the Onyx television station, requires substantial funding. Due to the poorer than expected advertising revenues at Onyx to date, the Company has historically financed itself through sales of equity securities and debt financing.

        On January 13, 1997, the Company issued a Private Placement Memorandum offering its securities to accredited investors. In the offering, the Company sold an aggregate of 12,000,000 shares of common stock, $0.01 par value per share, at a purchase price of $0.50 per share. On March 3, 1997, the offering closed and the aggregate net proceeds to the Company were approximately $5,850,000 after costs.

        On June 30, 1997, the Company received subscriptions for $4 million in a private placement offering of its securities to certain accredited investors. In the offering, the Company agreed to issue an aggregate of 7,017,543 shares of common stock at a purchase price of $.57 per share. On June 30, 1997, $1,500,000 of the proceeds was received, and the balance of $2,500,000 was received on August 1, 1998.

        On October 31, 1996, CM (UK) ("the Company") entered into a loan agreement to borrow up to $2.0 million from Instar Holdings, Inc. ("Instar") to fund working capital requirements ("the Instar Loan"). The loan was originally due for repayment on December 31, 1996 or such earlier date as the Company raised additional funds to repay the loan. The loan is guaranteed by the Company and Onyx and is secured by a charge on substantially all of the Company's assets. Interest is payable monthly and was until December 31, 1997 at the rate of 2% above Lloyds Bank's base rate. Interest as from January 1, 1998 is at the rate of 13% per annum. The terms of the Instar Loan were amended in August 1997, January 1998 and July 1998.

        The terms of the Instar Loan were amended in July 1998 to provide that:

        (i) the repayment date is now extended such to accede to a repayment schedule plan commencing in September 1998 and terminating on receipt of a final installment payment in late 1999; and

        (ii) the loan (or any part thereof) may be converted, at the option of the holder, into fully paid shares of common stock, at a conversation rate that may be offered from time to time by the Company to any existing or potential investor.

        On October 31, 1996, CM (UK) entered into a deed of counter-indemnity ("Deed") with Universal, a BVI corporation. The Deed secures the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guarantee. (See Note 8.) CM (UK)'s obligations under the Deed are guaranteed by the Company and Onyx, and are secured by a charge on substantially all of the Company's assets. Instar and Universal have agreed that their liens on the Company's assets shall rank par-passu.

        On January 9, 1998 CM (UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited ("Superstar"). Such loan was evidenced by two 13% Convertible Secured Promissory Notes (the "Notes") in the original amounts of $750,000 and $500,000, respectively. Of the aggregate proceeds, $500,000 was used to repay a loan previously made to CM (UK) by Unbeatable Investments Limited. The Notes bear interest at the rate of 13% per annum and are convertible into shares of common stock on the basis of one share of common stock for each $0.50 of outstanding principal and accrued interest. The Notes however, may not be converted until the Company has held a shareholders meeting at which its Articles of Association are amended to increase sufficiently the number of authorized shares of common stock of the Company.

        On March 23, 1998, MMP, SA ("MMP"), a shareholder of the Company, made available a $2,000,000 Line of Credit ("MMP Line of Credit"), which carried interest at 13% per annum. The principal and accrued interest is repayable on December 31, 1998, or earlier if the Company's cash flow enables repayment.

        On March 25, 1998, Superstar loaned the Company an additional $400,000 payable on the same terms as MMP Line of Credit.

 15.    SUBSEQUENT EVENTS

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

 ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-QSB. CERTAIN OF THE DATA CONTAINED HEREIN INCLUDES FORWARD LOOKING INFORMATION AND RESULTS COULD DIFFER FROM THAT SET FORTH BELOW. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997 (THE "FORM 10-KSB").

RESULTS OF OPERATION

            THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

            Operating revenues for the three months ended March 31, 1998 were $1,332,288, an increase of $925,250 compared to operating revenues of $407,038 for the three months ended March 31, 1997. This increase in operating revenue from period to period was largely attributable to an increase in revenue at Onyx and the inclusion in the revenues for the first three months of 1998 of an aggregate of $0.66 million of operating revenues at Unimedia, Topcard and Pixel. The Company acquired each of these businesses under the purchase method of accounting and therefore accounts for their revenues from their date of purchase (August 1997, November 1997 and January 1998, respectively.)

        Advertising sales by Onyx Television during the three months ended March 31, 1998 totaled $320,000, compared to $90,000 for the same quarter in 1997. The Company has recently signed an agreement with a newly appointed media agency, whose agents are now working to develop new marketing and sales strategies for Onyx Television. In addition Onyx has entered into a strategic alliance agreement with Groupe AB, the French television production company. Based on these factors, the Company believes that Onyx Television's advertising revenue will increase in the future, although there can be no assurance. At the present time, Onyx Television reaches approximately 8.7 million cable homes and an indeterminable number of direct satellite homes in Germany. For further information, see Item 1. "BUSINESS" in the Form 10-KSB.

        Operating costs, including depreciation and amortization, for the first quarter of 1998 were $4.91 million (1997-$4.98 million) and included $0.91 million of operating costs of Pixel, Unimedia and Topcard. Operating costs also included an exceptional operating item of $0.53 million (1997 - $1.38 million) in respect of non-cash accounting exchange translation loss arising from changes in currency exchange rates at March 31, 1998 compared to exchange rates at December 31, 1997. Depreciation and amortization for the three months ended March 31, 1998 was $0.36 million, an increase of $0.24 million compared to $0.12 million for the three months ended March 31, 1997. This increase was due primarily to a higher amortization charge arising from the write-off at December 31, 1997 of certain of the goodwill attributable to the businesses acquired in 1997.

         Total operating costs, excluding operating expenses - exceptional and costs associated with the operations of Pixel, Unimedia and TopCard, decreased by $0.13 million for the first quarter of 1998 compared to the first quarter of 1997. During the latter part of 1997 and the first and second quarters of 1998, the Company took steps to substantially reduce costs across all the group operations and these changes have favorably impacted total operating costs during the first quarter of 1998 and are expected to favorably impact total operating costs during future periods. Additionally, each of the Tinerama companies continued to operate at a small loss during the first quarter of 1998.

        As a result of all of the above factors, the Company's operating loss was $3.58 million for the three months ended March 31, 1998, compared to an operating loss of $4.57 million for the same period in 1997.

        The loss before tax provision totaled $4.02 million for the period ended March 31, 1998, compared to $4.67 million for the period ended March 31, 1997 and the net loss for the period ended March 31, 1998 was $3.93 million ($0.10 per share), compared to a net loss of $4.63 million ($0.28 per share) for the period ended March 31, 1997. Weighted average shares outstanding were 40,094,139 for the three months ended March 31, 1998, compared to 16,663,328 for the three months ended March 31, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through March 31, 1998, the Company has incurred an accumulated deficit of approximately $41.9 million, principally related to the Company's launch and operation of Onyx Television. At March 31, 1998, the Company had a negative working capital of approximately $12.4 million.

        In October 1996, the Company's UK subsidiary, CM (UK), entered into an agreement to borrow US $2.0 million ("Convertible Debt" or the "Instar Loan") from Instar Holdings, Inc. ("Instar") to fund the Company's working capital requirements (principally related to the continuing operation of Onyx Television). The Convertible Debt is guaranteed by the Company and Onyx and is secured by a charge on substantially all of the Company's assets. Interest is payable monthly on the Convertible Debt, at the rate of 2% above Lloyds Bank base rate until December 31, 1997 and 13% per annum thereafter. The Instar Loan has recently been renegotiated. For information regarding the historical terms of the Instar Loan, see the Form 10-KSB.

        In July 1998, Instar entered into a letter agreement with the Company reflecting the new terms of this loan, which letter agreement is currently being more formally documented in the form of amended Instar Loan documents. In the letter agreement, Instar agreed to a repayment schedule whereby the Company will repay this loan at the rate of $50,000 per month, commencing when the new agreement is signed, for six months and $200,000 per month thereafter until paid in full. The letter agreement also provides for certain prepayments to the extent that the Company raises funds above the amounts already raised as discussed in the Form 10-KSB. Under the terms of the new agreement, the Instar Loan will no longer be convertible, but would become convertible at Instar's option in the future in the event that Instar agrees to convert any of the outstanding debt at such price as the Company may agree to sell additional shares of its common stock to a third party.

        CM(UK) and the Company have also granted a charge against substantially all of their assets to secure their obligations in connection with the guaranty of the transponder lease. See Note 8 of Notes to Unaudited Consolidated Financial Statements with respect to the guaranty of the transponder lease by Universal Independent Holdings Limited, a BVI corporation ("Universal"). CM(UK) under its transponder lease, was required to provide a guaranty to PTT Telecom of its obligations under the lease. Universal agreed to provide such guaranty, but required, among other things, (i) that CM(UK) enter into, in favor of Universal, a deed of counter-indemnity ("Deed") to secure the obligation of CM(UK) to repay Universal if Universal is called upon to make payment on its transponder guaranty, (ii) that the Company and Onyx guarantee the obligations of CM(UK) under the Deed, and (iii) that the Company pledge substantially all of its assets to secure its obligations in connection therewith. Instar and Universal have agreed that their liens on the Company's assets shall rank PARI PASSU. If the Company were to default under either or both of such guaranties and Instar and/or Universal were to foreclose on the pledge of the Company's assets, it would likely have a significant and adverse impact on the Company's financial position, and could result in the Company's loss of its operating assets.

        On March 3, 1997, the Company closed a second private placement in which the Company raised net proceeds of $5.85 million. The funds from this placement were used to fund the continuing operation of Onyx Television and for general corporate purposes. The Company issued an aggregate of 12.0 million shares of Common Stock in this private placement ($0.50 per share), including four million shares of Common Stock subscribed by Unimedia.

        On June 25, 1997, the Company accepted a subscription for $4.0 million from Unimedia, on behalf of certain investors. In the subscription, the Company agreed to issue an aggregate of 7,017,543 shares of Common Stock at a purchase price of $0.57 per share. On June 30, 1997, $1,500,000 of the proceeds of the subscription was received by the Company and the balance of $2,500,000 was released to the Company from escrow on July 31, 1997 at the closing of the Unimedia acquisition. In connection with the private placement, the Company paid Unimedia a fee of $240,000, which was netted against the purchase price of the Shares. Unimedia, in turn, paid a fee to Valfab, S.A. for its services in connection with introducing Unimedia to certain of the investors who purchased shares in the offering. The fee consisted of $192,000 in cash and 106,666 shares of the Common Stock acquired by Unimedia in this placement.

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

        At the closing of the Unimedia Share Exchange, Unimedia owned 5,564,913 shares of the Common Stock. Subsequent to the closing of the Unimedia Share Exchange, Unimedia has transferred 4,496,997 of these shares to investors in private transactions resulting in a net profit of $0.98 million in the year ended December 31, 1997. At this date, Unimedia owns 1,067,916 shares of Common Stock.

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

        On January 9, 1998, CM(UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited ("Superstar"). Such loan was evidenced by two 13% Convertible Secured Promissory Notes in the original principal amounts of $750,000 and $500,000, respectively (collectively, the "Notes"). Of the aggregate proceeds, $500,000 was used to repay a loan previously made to CM(UK) (see above) by Unbeatable. The Notes bear interest at the rate of 13% per annum and are convertible into shares of the Company's Common Stock on the basis of one share of Common Stock for each $0.50 of outstanding principal and accrued interest on the Notes; provided, however, that the Notes may not be converted until the Company has held a shareholders meeting at which its Articles of Incorporation are amended to increase the number of authorized shares of Common Stock of the Company to at least the number required for conversion of the Notes. The Notes were due and payable on March 31, 1998 but, pursuant to the Notes and an agreement among the Company, CM(UK), Superstar, Instar Holdings, Inc. ("Instar") and Universal Independent Holdings Limited ("Universal"), payments on the Notes may only be made pari passu pro rata as and when payments are made to Instar according to a stated proportion. Instar and Universal are secured creditors of the Company and CM(UK). To secure its obligations under the Notes, CM(UK) granted to Superstar a security interest on the same collateral upon which Instar has been granted a security interest by CM(UK) and upon identical terms and conditions as are set forth in the security documents entered into between Instar and CM(UK) pursuant to the Facility Agreement dated October 31, 1996 between CM(UK) and Instar. Instar has also granted to Superstar a right of first refusal to purchase the Instar Loan for the full amount due before such loan is sold to a third party. The Company also pledged its interest in 81.6% of Unimedia to Superstar to further secure its obligations under the Notes.

        Superstar and Unbeatable are parties controlled by David Ho, a Director of the Company. Superstar received a fee of 200,000 shares of the Company's Common Stock for arranging the original loan made by Unbeatable to the Company and will receive a fee of 400,000 shares for arranging the January 1998 Superstar loan (which fee will be payable at such time as the Company has authorized shares of Common Stock available to issue in order to pay this fee). Additionally, Superstar has been granted a contingent option such that if such loan is repaid (and not converted), Superstar shall have a one-year option to purchase up to 2.5 million shares of the Company's authorized and unissued Common Stock at an exercise price of $.40 per share.

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

        In the new agreements with Superstar and Groupe AB, Superstar has agreed to make available $5.0 million and Groupe AB has agreed to provide cash and services aggregating $6.64 million over a two year period. Such funding will initially be in the form of debt, but will be automatically converted into equity at the rate of $0.10 per share upon and after approval of an increase in the Company's authorized common stock. If stockholder approval of the increase in the authorized common stock is not obtained, then the debt incurred at that date, together with interest and penalties, will be immediately due and payable. Once these obligations are converted into Common Stock, Superstar and Groupe AB will control approximately 80% of the Company's outstanding common stock and will control the Company. The Company believes that the Superstar and Groupe AB agreements will fund the Company's capital requirements with respect to Onyx Television for at least 12 months.

        In regard to its future capital raising efforts to fund the Company's businesses, the Company is likely going to have to fund these future capital requirements through additional sales of its equity securities. The Company may also seek funding for particular projects through investments directly into those projects. The Company is also seeking additional strategic alliances with respect to its other current and proposed businesses and to reduce operating costs in all of its businesses whenever possible. No definitive agreements have been entered into to date.

                                     PART 2

ITEM 1.      LEGAL PROCEEDINGS

             For information regarding the status of the Company's currently outstanding litigation, see Note 11 of Notes to Unaudited Consolidated Financial Statements and Item 3. "LEGAL PROCEEDINGS" in the Form 10-KSB.

ITEM 2.      CHANGE IN SECURITIES

             See Notes 13 and 14 of Notes to Unaudited Consolidated Financial Statements and Item 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" for information regarding changes in securities.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to a vote of the Company's securities holders during the first three quarters of 1998.

ITEM 5.      OTHER INFORMATION

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             27.1  Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1998.

                                 CAPITAL MEDIA GROUP LIMITED

                                 By: /s/ GILLES ASSOULINE,
                                     ------------------------------------------
                                     Gilles Assouline,
                                     President and Chief Executive
                                     Officer

                                 By:/s/ STEPHEN COLEMAN,
                                     ------------------------------------------
                                     Stephen Coleman,
                                     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit   Description
-------   -----------

27.1      Financial Data Schedule