Form 10QSB
period 1998-06-30
CAPITAL MEDIA GROUP LTD
filed 1998-11-03
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

INDEX TO FINANCIAL STATEMENTS

Unaudited consolidated balance sheet at June 30, 1998
     and December 31, 1997..................................................3

Unaudited consolidated statement of operations for the three and six months ended June 30, 1998 and 1997....................................4

Unaudited consolidated statement of stockholders' equity for the six months ended June 30, 1998.....................................5

Unaudited consolidated statement of cash flows for the six
     months ended June 30, 1998 and 1997....................................6

Notes to the unaudited consolidated financial statements....................7

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEET
JUNE 30, 1998

                                                    NOTE              JUNE 30,      DECEMBER 31,
                                                                          1998              1997
                                                                             $                 $
ASSETS
Cash and cash equivalents                                            1,135,433           359,695
Accounts receivable, within one year, net of
allowances for doubtful accounts of $110,392
(December 31, 1997 - $10,399)                        3               2,416,531         1,207,398
Inventories                                                             28,950            25,660
Prepaid expenses and deposits                                          123,307           510,828
Amounts due from shareholder                         4                 313,691           313,691
                                                              ----------------  ----------------
TOTAL CURRENT ASSETS                                                 4,017,912         2,417,272

Investments                                                            544,093         2,014,917
Intangible assets, net of accumulated amortization
of $2,523,496 (December 31, 1997 - $2,203,973)       5               2,836,511         3,452,976
Property, plant and equipment, net                   6               1,306,247         1,020,818
                                                              ----------------  ----------------
TOTAL ASSETS                                                         8,704,763         8,905,983
                                                              ================  ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                     4,397,647         4,377,812
Accrued expenses                                                     4,406,733         2,710,780
Loans repayable within one year                      7               9,065,721         4,229,008
Amounts due to minority shareholders                                   199,147           614,173
                                                              ----------------  ----------------
TOTAL LIABILITIES                                                   18,069,248        11,931,773

COMMITMENTS AND CONTINGENCIES                        8                       -                 -

MINORITY INTEREST IN SUBSIDIARIES                                    1,139,098           901,980
                                                              ----------------  ----------------
                                                                    19,208,346        12,833,753
                                                              ----------------  ----------------
STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding
Common stock - 50,000,000 shares authorized:
$0.001 par value 40,094,139 (December 31, 1997 -
35,094,139) issued and outstanding                                      40,090            40,090
Additional paid in capital                                          31,139,909        31,155,909
Subscriptions receivable                                                (5,000)           (5,000)
Cumulative translation adjustment                                    2,762,709         2,846,067
Accumulated deficit                                                (44,441,291)      (37,964,836)
                                                              ----------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                                         (10,503,583)       (3,927,770)
                                                              ----------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           8,704,763         8,905,983
                                                              ================  ================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                     3 MONTHS         3 MONTHS           6 MONTHS          6 MONTHS
                                                        ENDED            ENDED              ENDED             ENDED
                                                     JUNE 30,         JUNE 30,           JUNE 30,          JUNE 30,
                                                         1998             1997               1998              1997
                                      NOTE                  $                $                  $                 $
Operating revenues                                  1,353,333          467,695          2,685,620           874,733

Operating costs:
  Staff costs                                         940,101          917,977          1,953,277         1,749,152
  Depreciation and amortization                       282,014          127,132            645,589           249,365
  Operating expenses - exceptional      9            (390,845)         761,975            142,115         2,140,952
  Operating expenses - other                        2,616,576        2,998,779          5,615,694         5,642,787
                                               --------------    -------------    ---------------    --------------
Operating costs                                    (3,447,846)      (4,805,863)        (8,356,675)       (9,782,256)
                                               --------------    -------------    ---------------    --------------
Operating loss                                     (2,094,513)      (4,338,168)        (5,671,055)       (8,907,523)
Equity in net losses of investment
  in joint venture                                    (28,193)         (70,224)           (61,210)         (137,514)
Interest (paid)                                      (422,948)         (35,050)          (642,027)          (82,553)
Other (expenses)/income                              (150,999)          (5,865)          (344,306)            9,381
                                               --------------    -------------    ---------------    --------------
Loss before income tax provision       10          (2,696,653)      (4,449,307)        (6,718,598)       (9,118,209)

Income tax (provision)                                   (796)          (2,130)              (670)           (2,669)
                                               --------------    -------------    ---------------    --------------
Loss after taxation                                (2,697,449)      (4,451,437)        (6,719,268)       (9,120,878)

Minority interest                                     146,044           26,386            242,813            67,617
                                               --------------    -------------    ---------------    --------------
Net loss                                           (2,551,405)      (4,425,051)        (6,476,455)       (9,053,261)
                                               ==============    =============    ===============    ==============
Net loss per share - basic                             ($0.06)          ($0.30)            ($0.16)           ($0.48)
                                                       ======           ======             ======            ======
Net loss per share-diluted                             ($0.05)          ($0.16)            ($0.13)           ($0.32)
                                                       ======           ======             ======            ======
Weighted average shares - basic                    40,094,139       18,859,995         40,094,139        18,859,995
                                               ==============    =============    ===============    ==============
Weighted average shares - diluted                  49,627,467       28,393,323         49,627,467        28,393,323
                                               ==============    =============    ===============    ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                     ADDITIONAL                CUMULATIVE
                                          COMMON     PAID-IN      SUBSCRIPTION TRANSLATION    ACCUMULATED
                                           STOCK       CAPITAL     RECEIVABLE  ADJUSTMENT       DEFICIT             TOTAL
                             SHARES       $          $             $            $             $               $
Balance at January 1, 1998 40,094,139       40,090   31,155,909      (5,000)    2,846,067     (37,964,836)       (3,927,770)

Issuance of common stock            -            -      (16,000)          -             -               -           (16,000)

Translation adjustment              -            -            -           -       (83,358)              -           (83,358)

Net loss                            -            -            -           -             -      (6,476,455)       (6,476,455)
                           ----------      -------   ----------    --------     ---------     -----------      ------------
Balance at June 30, 1998   40,094,139       40,090   31,139,909      (5,000)    2,762,709     (44,441,291)      (10,503,583)
                           ==========      =======   ==========    ========     =========     ===========      ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                                    6 MONTHS                  6 MONTHS
                                                                       ENDED                     ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                                        1998                      1997
                                                                           $                         $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                          (6,476,455)               (9,053,261)
Adjustment to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                                  645,589                   249,365
      Equity in net losses of investment in joint venture             61,210                   137,514
      Minority interest                                             (242,813)                  (81,281)
      Changes in assets and liabilities:
      Decrease/(increase) in inventories                              (3,290)                    8,892
      Increase in accounts receivable                             (1,197,590)               (2,842,572)
      Decrease in prepaid expenses                                   387,521                 1,003,118
      Increase in accrued expenses and
        accounts payable                                           1,672,199                   487,015
      Decrease in amounts due to minority shareholders                64,905                    20,000
                                                           -----------------        ------------------
NET CASH USED IN OPERATIONS                                       (5,088,724)              (10,071,210)
                                                           -----------------        ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                        (690,663)                  (22,010)
Acquisition of intangible assets                                      69,457                         -
Sale of investments                                                1,409,614                  (113,050)
                                                           -----------------        ------------------
NET CASH USED IN INVESTING ACTIVITIES                                649,494                  (135,060)
                                                           -----------------        ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares                                           -                10,146,472
Commission paid on issuance of shares                                (16,000)                 (240,000)
Loans taken out in the period                                      4,836,713                         -
                                                           -----------------        ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          4,820,713                 9,906,472
                                                           -----------------        ------------------
NET (DECREASE) / INCREASE IN CASH                                    381,483                  (299,798)
Effect of exchange rate movements on cash                            394,255                 1,657,993
Cash at start of period                                              359,695                   320,070
                                                           -----------------        ------------------
Cash at end of period                                              1,135,433                 1,678,265
                                                           =================        ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:

Cash payments for interest                                            83,741                    28,460
Cash paid for taxes                                                        -                     2,669

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

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

      INTERIM ADJUSTMENTS

      The consolidated financial statements as of, and for the periods ended, June 30, 1998 and June 30, 1997, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

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

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are all stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as shown below:

      Buildings                                    25 to 50 years
      Fixtures, fittings and equipment             5 to 20 years

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

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

      RECLASSIFICATIONS

      Certain reclassifications have been made to the 1997 comparative figures to conform to the 1998 period end presentation.

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

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

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

2.    GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the audited financial statements contained in the Company's 1997 Annual Report on Form 10-KSB, the Company incurred net losses during 1997 and 1996 of $18,471,065, and $16,262,104, respectively. Additionally, the Company incurred a net loss for the first six months of 1998 of $6,476,455, including a non-cash accounting exchange rate transaction loss of $142,115 arising from changes in currency exchange rates since December 31, 1987. Further, at June 30, 1998, the Company had net current liabilities of $14,051,336 and its total liabilities exceeded its total assets by $10,503,583. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

      The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 14, the Company's continuation as a going concern is dependent upon its ability to obtain additional funding or refinancing as may be required, and ultimately to attain successful operations. Management reported in July 1998 that it had entered into two agreements to provide funding of $11.64 million so that the Company can meets its obligations and sustain operations from sources as described in the 1997 Annual Report on Form-10-KSB.

3.    ACCOUNTS RECEIVABLE

                                                                 JUNE 30,             DECEMBER 31,
                                                                     1998                     1997
                                                                        $                        $
      Trade receivables                                         1,519,300                  593,589
      Taxation                                                    732,870                  449,167
      Other debtors receivable within one year                    164,361                  164,642
                                                    ---------------------   ----------------------
                                                                2,416,531                1,207,398
                                                    =====================   ======================

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

4.    AMOUNT DUE FROM SHAREHOLDER

      In December 1995, the Company issued shares to a shareholder in exchange for the shareholder guaranteeing the establishment of a contract with PTT Telecom. This resulted in the shareholder receiving shares for no payment.

5.    INTANGIBLE ASSETS

                                                        JUNE 30,             DECEMBER 31,
                                                            1998                     1997
                                                               $                        $
      Purchased broadcast licenses                       250,275                  246,810
      Computer software                                  194,262                  195,016
      Research and development costs                     176,958                  161,979
      Goodwill                                         4,738,512                5,053,144
                                          ----------------------   ----------------------
                                                       5,360,007                5,656,949
      Less accumulated depreciation                   (2,523,496)              (2,203,973)
                                          ----------------------   ----------------------
                                                       2,836,511                3,452,976
                                          ======================   ======================

6.    PROPERTY, PLANT AND EQUIPMENT

                                                          JUNE 30,              DECEMBER 31,
                                                              1998                      1997
                                                                 $                         $
      Buildings                                            191,550                   191,550
      Fixtures, fittings and equipment                   4,212,923                 2,089,649
                                             ---------------------    ----------------------
      Total property, plant and equipment                4,404,473                 2,281,199

      Less accumulated depreciation                     (3,098,226)               (1,260,381)
                                             ---------------------    ----------------------
                                                         1,306,247                 1,020,818
                                             =====================    ======================

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

7.    LOANS REPAYABLE WITHIN ONE YEAR

                                                             JUNE 30,         DECEMBER 31,
                                                                 1998                 1997
                                                                    $                    $
      Loans repayable within one year comprise:

      Instar Holding Ltd.                                   2,000,000            2,000,000
      Unbeatable Investments Ltd.                                   -              500,000
      Superstar Ventures Ltd.                               2,950,000                    -
      MMP, SA                                               2,400,000                    -
      Fontal Ltd.                                             200,000              200,000
      Oradea                                                  500,000              500,000
      Roland Pardo                                            500,000              500,000
      Falcon Management                                            --              335,000
      Interest accrued                                        515,721              194,008
                                                     ----------------    -----------------
                                                            9,065,721            4,229,008
                                                     ================    =================

      The terms of the loans are:

      The terms of the Instar loan are detailed in Note 14.

      The Unbeatable loan was received on October 10, 1997 and carried an interest rate of 10% per annum and was repaid on January 9, 1998.

      The terms of the Superstar loan are detailed in Note 14.

      The terms of the MMP loan are detailed in Note 14.

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

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

8.    COMMITMENTS AND CONTINGENCIES

      TRANSPONDER

      A bank guarantee was originally provided to PTT Telecom on November 30, 1995 in the amount of ECU 2,000,000 in relation to an agreement to lease transponder capacity in order to broadcast a television channel in Germany. The guarantee required as at June 30, 1998 stood at ECU 950,000 ($1,125,000 at June 30, 1998 exchange rates.) The Company was not in a position to support the guarantee. As a result the guarantee has been provided by Universal Independent Holdings Limited ("Universal") (see Note
      14).

      The Company was committed to paying ECU 825,000 ($980,000 at June 30, 1998 exchange rates) over the remaining period of the contract which expired on September 25, 1998, for use of the transponder capacity under the terms of the agreement.

      COMMITMENTS

      In March 1998, the Company entered into a monthly agreement to lease offices, as well as the use of studio, post production and editing facilities in Dortmund, Germany as required. Under the terms of the office agreement, the Company was committed to paying DM 150,000 ($81,000 at June 30, 1998 exchange rates) per annum.

      In January 1996, the Company entered into an agreement to lease master control and broadcast equipment and editing facilities at Ingleheim Germany. Under the terms of the agreement, the Company was committed to paying DM 2,940,000 ($1,590,000 at June 30, 1998 exchange rates) per annum for the use of the equipment and facilities until January 2001. Under the terms of the agreement the lease can be terminated effective October 1998. Notice of termination of the lease has been given to the lessor.

      In January 1996, the Company entered into an agreement to lease uplink capacity until January 2001, at a cost of approximately pound sterling 245,000 ($410,000 at June 30, 1998 exchange rates) per annum. Under the terms of the agreement the lease can be terminated effective October 1998. Notice of termination of the lease has been given to the lessor.

      The Company has entered into leases for office space in France, expiring between 1999 and 2002 at an annualized cost of $130,000 (at June 30, 1998 exchange rates).

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

9.    OPERATING EXPENSES - EXCEPTIONAL

                                                            6 MONTHS           6 MONTHS
                                                    ENDED              ENDED
                                                             JUNE 30,           JUNE 30,
                                                                 1998               1997
                                                                    $                  $
      Currency translation difference on foreign
      currency net investments                               (142,115)        (2,140,952)
                                                       ==============     ==============

10.   INCOME TAX

      The income tax provisions consisted of the following

                                                               6 MONTHS         6 MONTHS
                                                                 ENDED            ENDED
                                                               JUNE 30,         JUNE 30,
                                                                   1998             1997
                                                                      $                $
      Current tax credit/(expense)                                 (670)          (2,669)
                                                           ============    =============

                                                               JUNE 30,     DECEMBER 31,
                                                                   1998             1997
                                                                      $                $
      Net operating loss carry forwards give rise to
      deferred tax assets are as follows:

      Unutilized tax losses                                   1,400,000        4,180,000
      Valuation allowances                                   (1,400,000)      (4,180,000)
                                                           ------------    -------------
                                                                      -                -
                                                           ============    =============

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

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

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

      In July 1998, the Company was sued in the U.S. District Court for the District of Nevada by Fontal Limited ("Fontal") for breach of a promissory note. See Note 7 for a description of the Fontal Note. The Company had pledged the rights to trademarks for the international Onyx name and branding outside of Germany, Switzerland and Austria to Fontal to secure repayment of this note. The Company has filed a motion to dismiss this suit for FORUM NON CONVENIENS, believing that the proper forum for this suit is England. The Company also believes that it has meritorious defenses to this suit and intends to vigorously defend same. There can be no assurance as to the outcome of this matter.

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

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

      Charles Koppel, the former chairman and CEO of the Company, had a service agreement with the Company under which he was entitled to an annual base salary of pound sterling 100,000 ($160,000). The agreement provided for successive automatic one-year terms unless terminated upon one year's prior notice in writing. Mr. Koppel resigned his positions with the Company on August 6, 1997. Mr. Koppel has advised the Company that he believes that the Board's selection of a new President and CEO of the Company in August 1997 constituted a constructive dismissal of Mr. Koppel under his service agreement. On March 12, 1998, the Company resolved its dispute with Mr. Koppel in regard to his claim for wrongful dismissal. Pursuant to the settlement, the Company agreed to pay Mr. Koppel pound sterling 60,000 ($96,000) over an agreed period of time to resolve outstanding claims under his services agreement with the Company.

      In August 1998, Onyx Television sued Mr. Koppel in Germany. The suit alleges that certain of Mr. Koppel's actions as the managing director of Onyx Television were improperly performed and seeks damages in an unspecified amount. The Company and Onyx are also preparing additional actions against Mr. Koppel based, in part, upon the Company's view that certain of Mr. Koppel's actions on behalf of the Company and Onyx Television were taken for his own direct and indirect and/or for the benefit of third parties and not for the benefit of the Company and Onyx Television. The Company intends to vigorously pursue these actions against Mr. Koppel. Mr. Koppel has advised the Company that he disputes the Company's allegations and believes them to be untrue and without foundation.

      The Company is a party to legal actions in the normal course of business. The Company does not believe that the resolution of any of these actions will be material to the financial statements.

12.   TINERAMA

      Tinerama had an option to acquire up to a further 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a price of Lei 1,000,000 ($145 at June 30, 1998) conditional upon certain financial targets. The option was valid for a period of six months from the date of finalization of the 1995 financial statements of the Romanian subsidiaries on June 7, 1996. TIAG has formally confirmed its intention to exercise its option to acquire the full 10%.

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

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

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

      On March 10, 1998, the Board of Directors granted certain options to executive officers of the Company to purchase an aggregate of 4,000,000 shares of common stock at an exercise price of $.35 per share (the fair market value of the common stock on the date of grant). On the same date the non-employee Directors were granted options to purchase an aggregate of 500,000 of common stock at the same price. The options vest to executive officers over 3 years and to non-employee Directors immediately.

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

      On October 31, 1996, CM (UK) ("the Company") entered into a loan agreement to borrow up to $2.0 million from Instar Holdings, Inc. ("Instar") to fund working capital requirements ("the Instar Loan"). The loan was originally due for repayment on December 31, 1996 or such earlier date as the Company raised additional funds to repay the loan. The loan is guaranteed by the Company and Onyx and is secured by a charge on all of CM (UK)'s assets and a pledge of the stock of CM (UK). Interest is payable monthly and was until December 31, 1997 at the rate of 2% above Lloyds Bank's base rate. Interest as from January 1, 1998 is at the rate of 13% per annum. The terms of the Instar Loan were amended in August 1997, January 1998 and July 1998.

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

      On October 31, 1996, CM (UK) entered into a deed of counter-indemnity ("Deed") with Universal, a BVI corporation. The Deed secures the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guarantee. (See Note 8). CM (UK)'s obligations under the Deed are guaranteed by the Company and Onyx, and are secured by a charge on all of CM (UK)'s assets and a pledge of the stock of CM (UK). Instar and Universal have agreed that their liens on the Company's assets shall rank pari passu.

      On January 9, 1998 CM (UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited ("Superstar"). Such loan was evidenced by two 13% Convertible Secured Promissory Notes (the "Notes") in the original amounts of $750,000 and $500,000, respectively. Of the aggregate proceeds, $500,000 was used to repay a loan previously made to CM (UK) by Unbeatable Investments Limited. The Notes bear interest at the rate of 13% per annum and are convertible into shares of common stock on the basis of one share of common stock for each $0.50 of outstanding principal and accrued interest. The Notes however, may not be converted until the Company has held a shareholders meeting at which its Articles of Incorporation are amended to increase sufficiently the number of authorized shares of common stock of the Company.

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

15.   RELATED PARTY TRANSACTIONS

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

RESULTS OF OPERATION

      THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Operating revenues for the three months ended June 30, 1998 were $1.35 million, an increase of $0.86 million compared to operating revenues of $0.47 million for the three months ended June 30, 1997. This increase in operating revenue from period to period was largely attributable to an increase in revenue at Onyx and the inclusion in the revenues for the first three months of 1998 of an aggregate of $0.82 million of operating revenues at Unimedia, TopCard and Pixel. The Company acquired each of these businesses under the purchase method of accounting and therefore accounts for their revenues from their date of purchase (August 1997, November 1997 and January 1998, respectively.)

      Advertising sales by Onyx Television during the three months ended June 30, 1998 totaled $0.18 million, compared to $0.15 million for the same quarter in 1997. The Company has recently signed an agreement with a newly appointed media agency, whose agents are now working to develop new marketing and sales strategies for Onyx Television. In addition, Onyx has entered into a strategic alliance agreement with Groupe AB, a French television production company. Based on these factors, the Company believes that Onyx Television's advertising revenue will increase in the future, although there can be no assurance. At the present time, Onyx Television reaches approximately 9.7 million cable homes and an indeterminable number of direct satellite homes in Germany. For further information, see Item 1. "BUSINESS" in the Form 10-KSB.

      Operating costs, including depreciation and amortization, for the second quarter of 1998 were $3.45 million (1997 - $4.81 million) and included $0.89 million of operating costs relating to the operations of Pixel, Unimedia and TopCard. Operating costs also included an exceptional operating credit of $0.39 million (1997 - $0.76 million charge) in respect of non-cash accounting exchange translation gains arising from changes in currency exchange rates at June 30, 1998 compared to exchange rates at December 31, 1997. Depreciation and amortization for the three months ended June 30, 1998 was $0.28 million, an increase of $0.15 million compared to $0.13 million for the three months ended June 30, 1997. This increase was due primarily to a higher amortization charge arising from the write-off at December 31, 1997 of certain of the goodwill attributable to the businesses acquired in 1997.

      Total operating costs, excluding operating expenses - exceptional and costs associated with the operations of Pixel, Unimedia and TopCard, decreased by $1.10 million for the second quarter of 1998 compared to the second quarter of 1997. During the latter part of 1997, and during the first and second quarters of 1998, the Company took steps to substantially reduce costs across all the group operations and these changes favorably impacted operating costs during the second quarter of 1998. Additionally, each of the Tinerama companies continued to operate at a small loss during the second quarter of 1998.

      As a result of all of the above factors, the Company's operating loss was $2.09 million for the three months ended June 30, 1998, compared to an operating loss of $4.34 million for the same period in 1997.

      The net loss for the quarterly period ended June 30, 1998 was $2.55 million ($0.06 per basic share), compared to a net loss of $4.4 million ($0.30 per basic share) for the period ended June 30, 1997. Weighted average shares outstanding were 40,094,139 for the three months ended June 30, 1998, compared to 18,859,995 for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      Operating revenues for the six months ended June 30, 1998 were $2.69 million, an increase of $1.82 million compared to operating revenues of $0.87 million for the six months ended June 30, 1997. This increase in operating revenue from period to period was largely attributable to an increase in revenue at Onyx and the inclusion in the revenues for the first six months of 1998 of an aggregate of $1.48 million of operating revenues at Unimedia, TopCard and Pixel. Advertising sales by Onyx Television during the six months ended June 30, 1998 totaled $0.50 million, compared to $0.25 million for the same six months in 1997.

      Operating costs, including depreciation and amortization, for the first two quarters of 1998 were $8.36 million (1997 - $9.78 million) and included $1.76 million of operating costs relating to the operations of Pixel, Unimedia and TopCard. Operating costs also included an exceptional operating charge of $0.14 million (1997 - $2.14 million) in respect of non-cash accounting exchange translation losses arising from changes in currency exchange rates at June 30, 1998 compared to exchange rates at December 31, 1997. For the reasons set forth above, depreciation and amortization for the six months ended June 30, 1998 was $0.65 million, an increase of $0.40 million compared to $0.25 million for the six months ended June 30, 1997. Total operating costs, excluding operating expenses - exceptional and costs associated with the operations of Pixel, Unimedia and TopCard, decreased by $1.18 million for the first six months of 1998 compared to the first six months of 1997.

      As a result of all of the above factors, the Company's operating loss was $5.67 million for the six months ended June 30, 1998, compared to an operating loss of $8.91 million for the same period in 1997.

      The net loss for the six months ended June 30, 1998 was $6.48 million ($0.16 per basic share), compared to a net loss of $9.05 million ($0.48 per basic share) for the six month period ended June 30, 1997. Weighted average shares outstanding were 40,094,139 for the six months ended June 30, 1998, compared to 18,859,995 for the six months ended June 30, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through June 30, 1998, the Company has incurred an accumulated deficit of approximately $44.4 million, principally related to the Company's launch and operation of Onyx Television. At June 30, 1998, the Company had a negative working capital of approximately $14.0 million.

      In October 1996, the Company's UK subsidiary, CM (UK), entered into an agreement to borrow US $2.0 million ("Convertible Debt" or the "Instar Loan") from Instar Holdings, Inc. ("Instar") to fund the Company's working capital requirements (principally related to the continuing operation of Onyx Television). The Convertible Debt is guaranteed by the Company and Onyx and is secured by a charge on all of CM (UK)'s assets and a pledge of the stock of CM
(UK). Interest is payable monthly on the Convertible Debt, at the rate of 2% above Lloyds Bank base rate until December 31, 1997 and 13% per annum thereafter. The Instar Loan has recently been renegotiated. For information regarding the historical terms of the Instar Loan, see the Form 10-KSB.

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

      CM(UK) has also granted a charge against all of its assets and the Company has granted a charge against the shares of CM (UK) to secure the obligation in connection with the guaranty of the transponder lease. See Note 8 of Notes to Unaudited Consolidated Financial Statements with respect to the guaranty of the transponder lease by Universal Independent Holdings Limited, a BVI corporation ("Universal"). CM(UK), under its transponder lease, was required to provide a guaranty to PTT Telecom of its obligations under the lease. Universal agreed to provide such guaranty, but required, among other things, (i) that CM(UK) enter into, in favor of Universal, a deed of counter-indemnity ("Deed") to secure the obligation of CM(UK) to repay Universal if Universal is called upon to make payment on its transponder guaranty, (ii) that the Company and Onyx guarantee the obligations of CM(UK) under the Deed, and (iii) that CM (UK) pledge all of its assets and that the Company pledge its stock interest in CM (UK) to secure their obligations in connection therewith. Instar and Universal have agreed that their liens on the Company's assets shall rank PARI PASSU. If the Company were to default under either or both of such guaranties and Instar and/or Universal were to foreclose on the pledge of the Company's and CM (UK)'s assets, it would likely have a significant and adverse impact on the Company's financial position, and could result in the Company's loss of a significant portion of its operating assets.

      On March 3, 1997, the Company closed a second private placement in which the Company raised net proceeds of $5.85 million. The funds from this placement were used to fund the continuing operation of Onyx Television and for general corporate purposes. The Company issued an aggregate of 12.0 million shares of Common Stock in this private placement ($0.50 per share), including 4.0 million shares of Common Stock subscribed by Unimedia.

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

      On January 9, 1998, CM(UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited ("Superstar"). Such loan was evidenced by two 13% Convertible Secured Promissory Notes in the original principal amounts of $750,000 and $500,000, respectively (collectively, the "Notes"). Of the aggregate proceeds, $500,000 was used to repay a loan previously made to CM(UK) (see above) by Unbeatable. The Notes bear interest at the rate of 13% per annum and are convertible into shares of the Company's Common Stock on the basis of one share of Common Stock for each $0.50 of outstanding principal and accrued interest on the Notes; provided, however, that the Notes may not be converted until the Company has held a shareholders meeting at which its Articles of Incorporation are amended to increase the number of authorized shares of Common Stock of the Company to at least the number required for conversion of the Notes. The Notes were due and payable on March 31, 1998 but, pursuant to the Notes and an agreement among the Company, CM(UK), Superstar, Instar Holdings, Inc. ("Instar") and Universal Independent Holdings Limited ("Universal"), payments on the Notes may only be made pari passu pro rata as and when payments are made to Instar according to a stated proportion. Instar and Universal are secured creditors of the Company and CM(UK). To secure its obligations under the Notes, CM(UK) and the Company have granted to Superstar a security interest on the same collateral upon which Instar has been granted a security interest by CM(UK) and the Company and upon identical terms and conditions as are set forth in the security documents entered into between Instar and CM(UK) (and Instar and the Company) pursuant to the loan documents between CM (UK), the Company and Instar. Instar has also granted to Superstar a right of first refusal to purchase the Instar Loan for the full amount due before such loan is sold to a third party. The Company also pledged its interest in 81.6% of Unimedia to Superstar to further secure its obligations under the Notes.

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

      The Company believes that the proceeds from the Superstar and Group AB agreements will fund, along with anticipated revenues from operations, the Company's operations for the next 12 months. However, if revenues do not meet expectations, additional funding will be required, and there can be no assurance that such funding will be available.

                                     PART 2

ITEM 1.     LEGAL PROCEEDINGS

            For information regarding the status of the Company's currently outstanding litigation, see Note 11 of Notes to Unaudited Consolidated Financial Statements included herein and Item 3. "LEGAL PROCEEDINGS" in the Form 10-KSB.

ITEM 2.     CHANGE IN SECURITIES

            See Notes 13 and 14 of Notes to Unaudited Consolidated Financial Statements included herein and Item 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" included herein for information regarding changes in securities.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the Company's securities holders during the first three quarters of 1998.

ITEM 5.     OTHER INFORMATION

               The Company intends in the near future to:(i)call a meeting of its stockholders to seek (a) approval of an increase in its authorized Common Stock to permit the conversion of all of the Company's outstanding convertible debt, and to provide the Company additional shares to raise funds for corporate purposes in the future, and (b) to reverse split its outstanding common stock; and
            (ii)file a registration statement to register for resale the shares of common stock which have been sold by the Company during the last two years and the shares underlying the Company's outstanding options, warrants and convertible debt. The Company plans to hold its stockholders meeting on or before November 30, 1998, or as soon thereafter as practicable.

               The Company has also agreed to offer to one of its warrant holders the right to subscribe to purchase 1,566,156 shares on the basis of two shares for each of the warrants which they hold, at an exercise of $.30 per share, effective upon the Company's shareholders approving an increase in the Company's authorized common stock. Additionally, subject to the compliance with applicable U.S. securities laws and the approval of an increase in the Company's authorized common stock to allow for such action, the Company intends in the future to offer its other warrant holders the right to exercise their warrants and receive two shares of common stock at an exercise price of $0.30 per share.

               The Company's common stock was quoted on the NASDAQ Small Cap
            Market from July 1996 until June 8, 1998, when the Company's Common Stock was delisted from the NASDAQ Small Cap Market. Since that date, the common stock has been quoted on the pink sheets published by the National Quotations Bureau. With the filing of this Form 10-QSB, the Company is again current in its filings with the U.S. Securities and Exchange Commission and the Company is presently seeking to have its common stock quoted in the Bulletin Board maintained by the NASD.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            27.1     Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November, 1998.

                                            CAPITAL MEDIA GROUP LIMITED

                                            By: /s/ GILLES ASSOULINE
                                               --------------------------------
                                               Gilles Assouline, President and
                                               Chief Executive Officer

                                            By: /s/ STEPHEN COLEMAN
                                               --------------------------------
                                               Stephen Coleman, Chief Financial
                                               Officer

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------
  27.1        Financial Data Schedule