Form 10QSB
period 1998-09-30
CAPITAL MEDIA GROUP LTD
filed 1998-11-20
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

         For the transition period from _____________ to_____________.

                           Commission File No. 0-21051

                          CAPITAL MEDIA GROUP LIMITED
                          ---------------------------
              (exact name of small business issuer in its charter)

          NEVADA                                                87-0453100
--------------------------------                       ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

2 RUE DU NOUVEAU BERCY.
94220, CHARENTON, FRANCE
----------------------------------------               ------------------------
(Address of principal executive offices)                       (Zip Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO _____

      Statethe number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,026,223
              SHARES OF COMMON STOCK AT OCTOBER 31, 1998 (EXCLUDING
        1,067,916 SHARES OWNED AT THAT DATE BY THE COMPANY'S 81.6% OWNED
                          SUBSIDIARY, UNIMEDIA, S.A.)

          Transitional Small Business Disclosure Format. YES ____ NO  X

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements for the quarter covered by this report are attached hereto in accordance with item 310(b) of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

Unaudited consolidated balance sheet at September 30, 1998
     and December 31, 1997................................................... 3

Unaudited consolidated statement of operations for the three and nine months ended September 30, 1998 and 1997................................ 4

Unaudited consolidated statement of stockholders' equity for the nine months ended September 30, 1998................................ 5

Unaudited consolidated statement of cash flows for the nine
     months ended September 30, 1998 and 1997................................ 6

Notes to the unaudited consolidated financial statements..................... 7

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 1998


                                                           NOTE                  SEPTEMBER      DECEMBER 31,
                                                                                    30,             1997
                                                                                    1998             $
                                                                                     $
ASSETS
Cash and cash equivalents                                                             597,876         359,695
Accounts receivable, within one year, net of
allowances for doubtful accounts of $113,977
(December 31, 1997 - $11,788)                                3                      2,924,350       1,207,398
Inventories                                                                            25,890          25,660
Prepaid expenses and deposits                                                         134,954         510,828
Amounts due from shareholder                                 4                        313,691         313,691
                                                                               --------------  --------------
TOTAL CURRENT ASSETS                                                                3,996,761       2,417,272

Investments                                                                           254,430       2,014,917
Intangible assets, net of accumulated amortization of
$2,596,380 (December 31, 1997 - $2,203,973)                  5                      2,742,900       3,452,976
Property, plant and equipment, net                           6                      1,184,559       1,020,818
                                                                               --------------  --------------

TOTAL ASSETS                                                                        8,178,650       8,905,983
                                                                               ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                    3,693,579       4,377,812
Accrued expenses                                                                    4,868,307       2,710,780
Loans repayable within one year                              7                     11,813,298       4,229,008
Amounts due to minority shareholders                                                  161,274         614,173
                                                                               --------------  --------------

TOTAL LIABILITIES                                                                  20,536,458      11,931,773

COMMITMENTS AND CONTINGENCIES                                8                              -               -

MINORITY INTEREST IN SUBSIDIARIES                                                   1,105,466         901,980
                                                                               --------------  --------------
                                                                                   21,641,924      12,833,753
                                                                               --------------  --------------
STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding
Common stock - 50,000,000 shares authorized:
$0.001 par value 40,094,139 (December 31, 1997 -
40,094,139) issued and outstanding                                                     40,090          40,090
Additional paid in capital                                                         31,113,909      31,155,909
Subscriptions receivable                                                               (5,000)         (5,000)
Cumulative translation adjustment                                                     849,576       2,846,067
Accumulated deficit                                                               (45,461,849)    (37,964,836)
                                                                               --------------  --------------

TOTAL STOCKHOLDERS' EQUITY                                                        (13,463,274)     (3,927,770)
                                                                               --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                              8,178,650       8,905,983
                                                                               ==============  ==============

  The accompanying notes are an integral part of these unaudited consolidated financial statements.


CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                    3 MONTHS
                                                3 MONTHS ENDED        ENDED        9 MONTHS END     9 MONTHS ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                    1998              1997             1998              1997
                                        NOTE         $               $                 $                 $
  Operating revenues                                1,374,921          673,678          4,060,541        1,548,410

  Operating costs:
    Staff costs                                       837,897          809,601          2,791,174        2,558,753
    Depreciation and amortization                     318,091          158,222            963,680          407,587
    Operating expenses - exceptional     9         (1,797,324)         359,404         (1,655,208)       2,500,356
    Operating expenses - other                      2,291,973        2,727,431          7,907,666        8,370,218
                                              ---------------   --------------  -----------------  ---------------

  Operating costs                                  (1,650,637)      (4,054,658)       (10,007,312)     (13,836,914)
                                              ---------------   --------------  -----------------  ---------------

    Operating loss                                   (275,716)      (3,380,980)        (5,946,771)     (12,288,504)

    Other (expenses)/income                          (338,533)           7,397           (682,840)          (3,568)
    Equity in net loss of
     unconsolidated company                           (75,150)          (6,597)          (136,360)        (144,111)
    Interest (paid)                                  (428,388)         (12,950)        (1,070,415)         (75,156)

                                              ---------------   --------------  -----------------  ---------------
  Loss before income tax provision                 (1,117,787)      (3,393,130)        (7,836,386)     (12,511,339)

  Income tax (provision)                 10            (3,086)           1,003             (3,754)          (1,666)

                                              ---------------   --------------  -----------------  ---------------
  Loss after taxation                              (1,120,873)      (3,392,127)        (7,840,140)     (12,513,005)

  Minority interest                                   100,314         (129,180)           343,127          (61,563)
                                              ---------------   --------------  -----------------  ---------------
  Net loss                                         (1,020,559)      (3,521,307)        (7,497,013)     (12,574,568)

                                              ===============   ==============  =================  ===============
  Net loss per share - basic                           ($0.03)          ($0.10)            ($0.19)          ($0.44)
                                                      =======          =======            =======          =======
  Net loss per share-diluted                           ($0.03)          ($0.10)            ($0.19)          ($0.44)
                                                       ======          =======              =====          =======
  Weighted average shares - basic                  40,094,139       35,587,504         40,094,139       28,566,942
                                              ===============   ==============  =================  ===============
  Weighted average shares - diluted                49,627,467       45,120,832         49,627,467       38,100,270
                                              ===============   ==============  =================  ===============


  The accompanying notes are an integral part of these unaudited consolidated financial statements.


CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                          ADDITIONAL                  CUMULATIVE
                                             COMMON        PAID-IN     SUBSCRIPTION   TRANSLATION     ACCUMULATED
                                             STOCK          CAPITAL      RECEIVABLE    ADJUSTMENT       DEFICIT           TOTAL
                                  Shares        $              $            $              $              $                 $
Balance at January 1, 1998    40,094,139      40,090     31,155,909       (5,000)     2,846,067      (37,964,836)     (3,927,770)

Issuance of common stock               -           -        (42,000)          -              -                -          (42,000)

Translation adjustment                 -           -             -            -      (1,996,491)              -       (1,996,491)

Net loss                               -           -             -            -              -        (7,497,013)     (7,497,013)
                              ----------   ----------   ----------- -------------   ------------    ------------    -------------

Balance at September 30,
  1998                        40,094,139       40,090    31,113,909       (5,000)       849,576      (45,461,849)    (13,463,274)

                              ==========   ==========   =========== ============    ============    ============    =============

  The accompanying notes are an integral part of these unaudited consolidated financial statements.


CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                 9 MONTHS ENDED        9 MONTHS ENDED
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                                      1998                   1997
                                                                                        $                      $
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                         (7,497,013)           (12,574,568)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                                 963,680                407,587
        Equity in net losses of investment in joint venture                           136,360                144,111
        Minority interest                                                            (343,127)               495,100
        Changes in assets and liabilities:
        Decrease/(increase) in inventories                                               (230)              (336,091)
        Increase in accounts receivable                                            (1,604,298)            (2,196,271)
        Decrease in prepaid expenses                                                  375,874              1,030,294
        Increase in accrued expenses and
          accounts payable                                                          1,234,318              2,643,335
        Decrease in amounts due to minority shareholders                               93,714                148,365
                                                                                -------------          -------------
  NET CASH USED IN OPERATIONS                                                      (6,640,722)           (10,238,139)
                                                                                -------------          -------------
  CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                                       (735,014)              (205,064)
  Acquisition of intangible assets                                                    (87,898)            (1,911,963)
  Investments                                                                       1,624,127             (2,957,011)
                                                                                -------------          -------------
  NET CASH USED IN INVESTING ACTIVITIES                                               801,215             (5,074,038)
                                                                                -------------          -------------
  CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of shares                                                          -             13,893,942
  Commission paid on issuance of shares                                               (42,000)              (240,000)
  Loans received in the period                                                      7,584,290                      -
                                                                                -------------          -------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                         7,542,290             13,653,942
                                                                                -------------          -------------
  NET INCREASE / (DECREASE) IN CASH                                                (1,702,783)            (1,658,235)
  Effect of exchange rate movements on cash                                        (1,464,602)             1,791,706
  Cash at start of period                                                             359,695                320,070
                                                                                -------------          -------------
  Cash at end of period                                                               597,876                453,541
                                                                                =============          =============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:

  Cash payments for interest                                                          239,676                 33,975
  Cash paid for taxes                                                                     492                    266


The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

1. SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries Capital Media
   (UK) Limited ("CM (UK)") and Onyx Television GmbH ("Onyx"), its 51% owned subsidiary Tinerama Investment AG ("Tinerama"), together with the Company's
   81.6 owned subsidiary Unimedia SA ("Unimedia") and Unimedia's wholly owned subsidiary Pixel Limited ("Pixel") and its 90% owned subsidiary Topcard SA ("Topcard"). CM (UK)'s 50% joint venture investment interest in Blink TV Limited ("Blink") has been accounted for using the equity method after the elimination of all significant intercompany balances and transactions. The results of Pixel have been consolidated in the unaudited consolidated financial statements from January 1, 1998 being the effective date of acquisition.

   INTERIM ADJUSTMENTS

   The consolidated financial statements as of, and for the periods ended, September 30, 1998 and September 30, 1997 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

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

   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are all stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as shown below:

   Buildings                      25 to 50 years

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

   INCOME PER SHARE

   In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE, which requires presentations of basic and diluted income per share on the face of the Consolidated Statement of Operations. Basic income per share is calculated on the basis of weighted average outstanding shares, after giving effect to preferred stock dividends. Diluted income per share is computed on the basis of weighted average shares outstanding common shares, plus equivalent shares assuming exercised stock options and conversion of outstanding convertible securities where issued. All income per share disclosures have been restated in accordance with SFAS No. 128.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company and other long term financing at September 30, 1998 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar debt instruments.

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

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

2. GOING CONCERN

   The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the years ended December 31, 1997 and 1996, the Company incurred net losses of $18,471,065, and $16,262,104, respectively. Additionally, the Company's net loss for the first nine months of 1998 was $7,497,013, which included a non-cash accounting exchange rate transaction gain of $1,655,208 arising from changes in currency exchange rates since December 31, 1997. Further, at September 30, 1998, the Company had net current liabilities of $16,539,697 and its total liabilities exceeded its total assets by $13,463,274. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

   The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 14, the Company's continuation as a going concern is dependent upon its ability to obtain additional funding or refinancing as may be required, and ultimately to attain successful operations. Management reported in July 1998 that it had entered into two agreements to provide funding of $11.64 million so that the Company can meet its obligations and sustain operations from sources as described in the Annual Report on Form 10-KSB for the year ended December 31, 1997.

3. ACCOUNTS RECEIVABLE

   Accounts receivable comprise:


                                                            SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                                      $                         $
         Trade receivables                                          1,645,041                593,589
         Taxation                                                   1,062,989                449,167
         Other debtors receivable within one year                     216,320                164,642
                                                            -----------------        -----------------
                                                                    2,924,350              1,207,398
                                                            =================        =================

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

4. AMOUNT DUE FROM SHAREHOLDER

   In December 1995, the Company issued shares to a shareholder in exchange for the shareholder guaranteeing the establishment of a contract with PTT Telecom. This resulted in the shareholder receiving shares for no payment.

   The directors believe this amount to be recoverable within one year.

5. INTANGIBLE ASSETS

                                                 SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                         $                     $
         Purchased broadcast licenses                      254,910           246,810
         Computer software                                 230,730           195,016
         Research and development costs                    158,198           161,979
         Goodwill                                        4,695,442         5,053,144
                                                 -----------------    -----------------
                                                         5,339,280         5,656,949
         Less accumulated amortization                  (2,596,380)       (2,203,973)
                                                 -----------------    -----------------
                                                         2,742,900         3,452,976
                                                 =================    =================


6. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment
   consists of:

                                                 SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                        $                    $
  Buildings                                                191,550          191,550
  Fixtures, fittings and equipment                       4,023,873        2,089,649
                                                 -----------------    -----------------
  Total property, plant and equipment                    4,215,423        2,281,199

  Less accumulated depreciation                         (3,030,864)      (1,260,381)
                                                 -----------------    -----------------
                                                         1,184,559        1,020,818
                                                 =================    =================

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

7. LOANS REPAYABLE WITHIN ONE YEAR

                                          SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                 $                $

Loans repayable within one year comprise:

Instar Holding Ltd.                               2,000,000        2,000,000
Unbeatable Investments Ltd.                              -           500,000
Superstar Ventures Ltd.                           5,350,000               -
MMP, SA                                           2,400,000               -
Fontal Ltd.                                         200,000          200,000
Oradea                                              500,000          500,000
Roland Pardo                                        500,000          500,000
Falcon Management                                        -           335,000
Interest accrued                                    863,298          194,008
                                          -----------------    -------------
                                                 11,813,298        4,229,008
                                          =================    =============

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

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

8. COMMITMENTS AND CONTINGENCIES

   TRANSPONDER

   A bank guarantee was originally provided to PTT Telecom on November 30, 1995 in the amount of ECU 2,000,000 in relation to an agreement to lease transponder capacity in order to broadcast a television channel in Germany. The guarantee required as of September 30, 1998 stood at ECU 500,000 ($589,000 at September 30, 1998 exchange rates).

   The Company was not in a position to support the guarantee. As a result the guarantee has been provided by Universal Independent Holdings Limited ("Universal") (see Note 14).

   The Company was committed during 1998 to paying under the terms of the agreement, which expired on September 25, 1998, ECU 2,475,000 ($2,915,000 at September 30, 1998 exchange rates) for use of the transponder capacity.

   COMMITMENTS

   In March 1998, the Company entered into a monthly agreement to lease offices, as well as the use of studio, post production and editing facilities in Dortmund, Germany as required. Under the terms of the office agreement, the Company was committed to paying DM 150,000 ($90,000 at September 30, 1998 exchange rates) per annum.

   In 1996, the Company entered into an agreement to lease master control and broadcast equipment and editing facilities at Ingleheim Germany. Under the terms of the agreement, the Company was committed to paying DM 2,940,000 ($1,759,000 at September 30, 1998 exchange rates) per annum for the use of the equipment and facilities until January 2001. Under the terms of the agreement, the lease was terminated at the end of October 1998.

   In 1996, the Company entered into an agreement to lease uplink capacity until January 2001, at a cost of approximately /pound sterling/245,000 ($416,000 at September 30, 1998 exchange rates) per annum. Under the terms of the agreement the lease was terminated at the end of October 1998.

   The Company has entered into leases for office space in France, expiring between 1999 and 2002 at an annualized cost of $130,000 (at September 30, 1998 exchange rates).

   Under the terms of a two year service agreement commencing October 1, 1998, broadcasting facilities for Onyx comprising the uplink, master control, and satellite transponder broadcasting and cable transmission costs are provided by Group AB at an annual cost of $3,120,000 (see note 14).

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

9. OPERATING EXPENSES - EXCEPTIONAL

                                                            9 MONTHS ENDED       9 MONTHS ENDED
                                                          SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                                 $                   $
Currency translation difference on foreign
currency net investments - (credit)/charge                         (1,655,208)          2,500,356
                                                           ==================   =================


10. INCOME TAX

    The income tax provisions consisted of the following

                                                            9 MONTHS ENDED        9 MONTHS ENDED
                                                          SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                                    $                    $
 Income tax (provision)                                                (3,754)             (1,666)
                                                           ==================   =================


                                                          SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                                    $                   $
Net operating loss carry forwards give rise to
deferred tax assets are as follows:

 Unutilized tax losses                                              1,600,000           4,180,000
 Valuation allowances                                              (1,600,000)         (4,180,000)
                                                          -------------------   -----------------
                                                                           -                   -
                                                          ====================  =================

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

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

    In July 1998, the Company was sued in the U.S. District Court for the District of Nevada by Fontal Limited ("Fontal") for breach of a promissory note. See Note 7 for a description of the Fontal Note. The Company had pledged the rights to trademarks for the international Onyx name and branding outside of Germany , Switzerland and Austria to Fontal to secure repayment of this note. The Company has filed a motion to dismiss this suit for FORUM NON CONVENIENS, believing that the proper forum for this suit is England. The Company also believes that it has meritorious defenses to this suit and intends to vigorously defend same. There can be no assurance as to the outcome of this matter.

    Unimedia has three minority shareholders (Oradea, Roland Pardo and an entity controlled by the same individual as Fontal (see note 7)) who have previously advised Unimedia that they do not believe that the reorganization of Unimedia with the Company was in the best interest of Unimedia and its stockholders. These stockholders have brought numerous legal actions against Unimedia and/or its management (which is also now, in part, the senior executive management of the Company) contending that the past and future activities of Unimedia are not in the best interest of Unimedia's shareholders and were not being engaged in for the benefit of Unimedia and its stockholders. To date, such suits have not been successful. In addition, the French Courts have to date rejected all requests to appoint experts in judgment to review Unimedia's management's actions.

    Oradea and Pardo have also taken action through the courts in France and Israel to safeguard their potential rights over certain assets of Unimedia in order to secure payment of their unsecured loans due from Unimedia (see
    Note 7). In connection with such actions and based upon the fact that the notes do not by their terms reflect a repayment date, Unimedia has proposed a plan to repay these loans in installments, and is awaiting a court ruling from the French court on its proposed payment plan. Unimedia is also preparing actions against Lodelo and Pardo for damages which it believes have been inappropriately caused by reason of Lodelo and Pardo's actions against Unimedia.

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

    Charles Koppel, the former chairman and CEO of the Company, had a service agreement with the Company under which he was entitled to an annual base salary of /pound sterling/100,000 (approximately $160,000). The agreement provided for successive automatic one-year terms unless terminated upon one year's prior notice in writing. Mr. Koppel resigned his positions with the Company on August 6, 1997. Mr. Koppel has advised the Company that he believes that the Board's selection of a new President and CEO of the Company in August 1997 constituted a constructive dismissal of Mr. Koppel under his service agreement. On March 12, 1998, the Company resolved its dispute with Mr. Koppel in regard to his claim for wrongful dismissal. Pursuant to the settlement, the Company agreed to pay Mr. Koppel /pound sterling/60,000 (approximately $96,000) over an agreed period of time to resolve outstanding claims under his services agreement with the Company.

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

12. TINERAMA

    Tinerama had an option to acquire up to a further 10% of the total issued shares of each of its 51% owned Romanian subsidiary companies for a price of Lei 1,000,000 ($145 at September 30, 1998) conditional upon certain financial targets. The option was valid for a period of six months from the date of finalization of the 1995 financial statements of the Romanian subsidiaries on June 7, 1996. TIAG has formally confirmed its intention to exercise its option to acquire the full 10%.

13. WARRANTS

    The Company has the following warrants outstanding at September 30, 1998:

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

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

    Of the outstanding warrants, warrants to purchase 1,200,000 shares at an exercise price of $2.50 per share, and warrants to purchase 1,600,000 shares at an exercise price of $3.125 per share expire on December 29, 1998. The balance of the Company's outstanding warrants expire on the date which is 36 months after the Company registers the shares underlying such warrants for resale.

    On March 10, 1998, the Board of Directors granted certain options to executive officers of the Company to purchase an aggregate of 4,000,000 shares to purchase the Company's Common Stock at an exercise price of $0.35 per share (the fair market value of the common stock on the date of grant). On the same date the non-employee Directors were granted options to purchase an aggregate of 500,000 of common stock at the same price. The options vest to executive officers over 3 years and to non-employee Directors immediately.

14. LIQUIDITY AND CAPITAL RESOURCES

    The Company has continued to use its cash reserves to fund its operations. The ownership, development and operation of media interests, including the Onyx television station, requires substantial funding. Due to the poorer than expected advertising revenues at Onyx to date, the funds raised by the Company has historically financed itself through sale of equity securities and debt financing.

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

    On June 30, 1997, the Company received subscriptions for $4 million in a private placement offering of its securities to certain accredited investors. In the offering, the Company agreed to issue an aggregate of 7,017,543 shares of common stock, $.001 par value per share, at a purchase price of $.57 per share. On June 30, 1997, $1,500,000 of the proceeds was received, and the balance of $2,500,000 was received on August 1, 1998.

    On October 31, 1996, CM (UK) ("the Company") entered into a loan agreement to borrow up to $2.0 million from Instar Holdings, Inc. ("Instar") to fund working capital requirements ("the Instar Loan"). The loan was originally due for repayment on December 31, 1996 or such earlier date as the Company raised additional funds to repay the loan. The loan is guaranteed by the Company and Onyx, and is secured by a charge on substantially all of CM (UK)'s assets and a pledge of the stock of CM (UK). Interest is payable monthly and was until December 31, 1997 at the rate of 2% above Lloyds Bank's base rate. Interest as from January 1, 1998 is at the rate of 13% per annum. The terms of the Instar Loan were amended in August 1997, January 1998 and July 1998.

CAPITAL MEDIA GROUP LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

    On October 31, 1996, CM (UK) (the "Company") entered into a deed of counter-indemnity ("Deed") with Universal, a BVI corporation. The Deed secures the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guarantee. (See Note 7 to Notes to Consolidated Financial Statements). CM (UK)'s obligations under the Deed are guaranteed by the Company and Onyx, and are secured by a charge on substantially all of CM (UK)'s assets and a pledge of the CM (UK) stock. Instar and Universal have agreed that their liens on the Company's assets shall rank pari-passu.

    On January 9, 1998 CM (UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited ("Superstar"). Such loan was evidenced by two 13% Convertible Secured Promissory Notes (the "Notes") in the original amounts of $750,000 and $500,000, respectively. Of the aggregate proceeds, $500,000 was used to repay a loan previously made to CM (UK) by Unbeatable Investments Limited. The Notes bear interest at the rate of 13% per annum and are convertible into the Company's Common Stock on the basis of one share of Common Stock for each $0.50 of outstanding principal and accrued interest. The Notes, however, may not be converted until the Company has held a shareholders meeting at which its Articles of Incorporation are amended to increase sufficiently the number of authorized shares of common stock of the Company.

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

15. SUBSEQUENT EVENTS

    In August 1998, the Company entered into a services agreement with MMP pursuant to which MMP will provide certain broadcasting services to Onyx Television over a two year period. The agreement became effective on October 1, 1998.

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

RESULTS OF OPERATION

         THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Operating revenues for the three months ended September 30, 1998 were $1.37 million, an increase of $0.70 million compared to operating revenues of $0.67 million for the three months ended September 30, 1997. This increase in operating revenue from period to period was largely attributable to an increase in revenue at Onyx and the inclusion in the revenues for the same three months of 1998 of an aggregate of $0.78 million of operating revenues at Unimedia, TopCard and Pixel. The Company acquired each of these businesses under the purchase method of accounting and therefore accounts for their revenues from their date of purchase (August 1997, November 1997 and January 1998, respectively.)

         Advertising sales by Onyx Television during the three months ended September 30, 1998 totaled $0.37 million, compared to $0.21 million for the same quarter in 1997. As previously reported, the Company has recently signed an agreement with a newly appointed media agency, whose agents are developing new marketing and sales strategies for Onyx Television and, although there can be no assurance, the Company believes that Onyx Television's advertising revenue will increase in the future. In addition, Onyx has entered into a two year strategic alliance agreement with Groupe AB, a French television production company, which became operational on October 1, 1998. Pursuant to that agreement, Groupe AB, through its subsidiary, MMP S.A., provides certain technical services to the Company, including the use of a transponder and uplink facilities, transmission services and use of a master control room, as well as providing the funding required to pay cable transmission costs. In return, the Company pays MMP $260,000 per month (initially in debt, but automatically convertible into common stock if the Company's stockholders approve an amendment to the Company's Articles of Incorporation increasing the Company's authorized common stock). At the present time, Onyx Television reaches approximately 9.7 million cable homes and an indeterminable number of direct satellite homes in Germany. For further information, see Item 1. "BUSINESS" in the Form 10-KSB.

         Operating costs, including depreciation and amortization, for the second quarter of 1998 were $1.65 million (1997 - $4.05 million) and included $0.85 million of operating costs relating to the operations of Pixel, Unimedia and TopCard. Operating costs also included an exceptional operating credit of $1.80 million (1997 - $0.36 million charge) in respect of non-cash accounting exchange translation gains arising from changes in currency exchange rates at September 30, 1998 compared to exchange rates at December 31, 1997. Depreciation and amortization for the three months ended September 30, 1998 was $0.32 million, an increase of $0.16 million compared to $0.16 million for the three months ended September 30, 1997. This increase was due primarily to a higher amortization charge arising from the write-off at December 31, 1997 of certain of the goodwill attributable to the businesses acquired in 1997.

         Total operating costs, excluding operating expenses - exceptional and costs associated with the operations of Pixel, Unimedia and TopCard, decreased by $0.84 million for the third quarter of 1998 compared to the third quarter of 1997. During the latter part of 1997, and during the first and second quarters of 1998, the Company took steps to substantially reduce costs across all the group operations and these changes favorably impacted operating costs during the third quarter of 1998. Additionally, each of the Tinerama companies continued to operate at a small loss during the third quarter of 1998.

         As a result of all of the above factors, the Company's operating loss was $0.28 million for the three months ended September 30, 1998, compared to an operating loss of $3.38 million for the same period in 1997.

         The increase in other expenses relates to net write downs of the value of certain of the Company's investments taken during the 1998 three and nine months periods, and to sales of investments by the Company during such periods. There were no such write downs or sales of investments during the comparable periods in 1997. Interest expense also increased substantially during the 1998 three and nine month periods compared to interest expense in 1997, due to the substantial increase in borrowings from period to period.

         The net loss for the quarterly period ended September 30, 1998 was $1.02 million ($0.03 per basic and diluted share), compared to a net loss of $3.52 million ($0.10 per basic and diluted share) for the period ended September 30, 1997. Weighted average shares outstanding were 40,094,139 for the three months ended September 30, 1998, compared to 35,587,504 for the three months ended September 30, 1997.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Operating revenues for the nine months ended September 30, 1998 were $4.06 million, an increase of $2.51 million compared to operating revenues of $1.55 million for the nine months ended September 30, 1997. This increase in operating revenue from period to period was largely attributable to an increase in revenue at Onyx and the inclusion in the revenues for the first nine months of 1998 of an aggregate of $2.26 million of operating revenues at Unimedia, TopCard and Pixel. Advertising sales by Onyx Television during the nine months ended September 30, 1998 totaled $0.89 million, compared to $0.55 million for the same nine months in 1997.

         Operating costs, including depreciation and amortization, for the first three quarters of 1998 were $10.01 million (1997 - $13.84 million) and included $2.61 million of operating costs relating to the operations of Pixel, Unimedia and TopCard. Operating costs also included an exceptional operating credit of $1.66 million (1997 - $2.5 million charge) in respect of non-cash accounting exchange translation gains arising from changes in currency exchange rates at September 30, 1998 compared to exchange rates at December 31, 1997. For the reasons set forth above, depreciation and amortization for the nine months ended September 30, 1998 was $0.96 million, an increase of $0.55 million compared to $0.41 million for the nine months ended September 30, 1997. Total operating costs, excluding operating expenses - exceptional and costs associated with the operations of Pixel, Unimedia and TopCard, decreased by $2.02 million for the first nine months of 1998 compared to the first nine months of 1997.

         As a result of all of the above factors, the Company's operating loss was $5.95 million for the nine months ended September 30, 1998, compared to an operating loss of $12.29 million for the same period in 1997.

         The net loss for the nine months ended September 30, 1998 was $7.5 million ($0.19 per basic and diluted share), compared to a net loss of $12.57 million ($0.44 per basic and diluted share) for the nine month period ended September 30, 1997. Weighted average shares outstanding were 40,094,139 for the nine months ended September 30, 1998, compared to 28,566,942 for the nine months ended September 30, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through September 30, 1998, the Company has incurred an accumulated deficit of approximately $45.5 million, principally related to the Company's launch and operation of Onyx Television. At September 30, 1998, the Company had a negative working capital of approximately $16.5 million.

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

         In July 1998, Instar entered into a letter agreement with the Company reflecting the new terms of this loan, which letter agreement is currently being more formally documented in the form of amended Instar Loan documents. In the letter agreement, Instar agreed to a repayment schedule whereby the Company will repay this loan at the rate of $50,000 per month for six months and $200,000 per month thereafter until paid in full. The letter agreement also provides for certain prepayments to the extent that the Company raises funds above the amounts already raised as discussed in the Form 10-KSB. Under the terms of the new agreement, the Instar Loan will no longer be convertible, but would become convertible at Instar's option in the future in the event that Instar agrees to convert any of the outstanding debt at such price as the Company may agree to sell additional shares of its common stock to a third party.

         CM (UK) has also granted a charge against all of its assets and the Company has granted a charge against the shares of CM (UK) to secure the obligation in connection with the guaranty of the transponder lease. See Note 8 of Notes to Unaudited Consolidated Financial Statements with respect to the guaranty of the transponder lease by Universal Independent Holdings Limited, a BVI corporation ("Universal"). CM (UK), under its transponder lease, was required to provide a guaranty to PTT Telecom of its obligations under the lease. Universal agreed to provide such guaranty, but required, among other things, (i) that CM (UK) enter into, in favor of Universal, a deed of counter-indemnity ("Deed") to secure the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guaranty, (ii) that the Company and Onyx guarantee the obligations of CM (UK) under the Deed, and (iii) that CM (UK) pledge all of its assets and that the Company pledge its stock interest in CM (UK) to secure their obligations in connection therewith. Instar and Universal have agreed that their liens on the Company's assets shall rank PARI PASSU. If the Company were to default under either or both of such guaranties and Instar and/or Universal were to foreclose on the pledge of the Company's and CM (UK)'s assets, it would likely have a significant and adverse impact on the Company's financial position, and could result in the Company's loss of a significant portion of its operating assets.

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

         At the closing of the Unimedia Share Exchange, Unimedia owned 5,564,913 shares of the Common Stock. Subsequent to the closing of the Unimedia Share Exchange, Unimedia transferred 4,496,997 of these shares to investors in private transactions resulting in a net profit of

$0.98 million in the year ended December 31, 1997. At this date, Unimedia owns 1,067,916 shares of Common Stock.

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

         On January 9, 1998, CM (UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited ("Superstar"). Such loan was evidenced by two 13% Convertible Secured Promissory Notes in the original principal amounts of $750,000 and $500,000, respectively (collectively, the "Notes"). Of the aggregate proceeds, $500,000 was used to repay a loan previously made to CM (UK) (see above) by Unbeatable. The Notes bear interest at the rate of 13% per annum and are convertible into shares of the Company's Common Stock on the basis of one share of Common Stock for each $0.50 of outstanding principal and accrued interest on the Notes; provided, however, that the Notes may not be converted until the Company has held a shareholders meeting at which its Articles of Incorporation are amended to increase the number of authorized shares of Common Stock of the Company to at least the number required for conversion of the Notes. The Notes were due and payable on March 31, 1998 but, pursuant to the Notes and an agreement among the Company, CM (UK), Superstar, Instar Holdings, Inc. ("Instar") and Universal Independent Holdings Limited ("Universal"), payments on the Notes may only be made pari passu pro rata as and when payments are made to Instar according to a stated proportion. Instar and Universal are secured creditors of the Company and CM (UK). To secure its obligations under the Notes, CM (UK) and the Company have granted to Superstar a security interest on the same collateral upon which Instar has been granted a security interest by CM (UK) and the Company and upon identical terms and conditions as are set forth in the security documents entered into between Instar and CM (UK) (and Instar and the Company) pursuant to the loan documents between CM (UK), the Company and Instar. Instar has also granted to Superstar a right of first refusal to purchase the Instar Loan for the full amount due before such loan is sold to a third party. The Company also pledged its interest in 81.6% of Unimedia to Superstar to further secure its obligations under the Notes.

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

ITEM 5. OTHER INFORMATION

        The Company intends in the near future to: (i) call a meeting of its stockholders to seek (a) approval of an increase in its authorized Common Stock to permit the conversion of all of the Company's outstanding convertible debt, and to provide the Company with sufficient authorized common stock to allow the Company to sell additional shares to raise funds for corporate purposes in the future, and (b) to reverse split its outstanding common stock; and (ii) file a registration statement to register for resale the shares of common stock which have been sold by the Company during the last two years and the shares underlying the Company's outstanding options, warrants and convertible debt. While the Company is obligated to hold its stockholders meeting on or before November 30, 1998, the Company does not believe it will be able to hold its meeting by that date due to the delays encountered in completing the Company 1997 audit. The Company intends to file preliminary proxy materials in the near future relating to the meeting and to hold the meeting as soon as practicable.

        The Company has also agreed to offer to one of its warrant holders the right to subscribe to purchase 1,566,156 shares on the basis of two shares for each of the warrants which they hold, at an exercise of $0.30 per share, effective upon the Company's shareholders approving an increase in the Company's authorized common stock. Additionally, subject to the compliance with applicable U.S. securities laws and the approval of an increase in the Company's authorized common stock to allow for such action, the Company intends in the future to offer its other warrant holders the right to exercise their warrants and receive two shares of common stock at an exercise price of $0.30 per share. The Company's common stock is now quoted on the Bulletin Board maintained by the NASD under the symbol "CPMG."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        27.1 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of November, 1998.

                                  CAPITAL MEDIA GROUP LIMITED

                                  By:/s/ GILLES ASSOULINE
                                     ------------------------------------------
                                     Gilles Assouline, President and
                                     Chief Executive Officer

                                  By:/s/ STEPHEN COLEMAN
                                     ------------------------------------------
                                     Stephen Coleman, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
------          -----------
 27.1           Financial Data Schedule