Form 10KSB
period 1998-12-31
CAPITAL MEDIA GROUP LTD
filed 1999-07-16
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended DECEMBER 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the transition period from ____________________

                           Commission File No. 0-21051

                           CAPITAL MEDIA GROUP LIMITED
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                       NEVADA                                                              87-0453100
--------------------------------------------------------------            ------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

         2 RUE DU NOUVEAU BERCY
        94220, CHARENTON, FRANCE
-------------------------------------------                 ---------------
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

                          Common Stock, $.001 par value

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ____ NO __X___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Company's revenues for its most recent fiscal year: $2,468,490

Because there is only a limited market for the Company's Common Stock, the aggregate market value of the voting stock held by non-affiliates of the Company cannot be determined with accuracy. As of June 25, 1999, there were 38,426,223 shares of the Company's Common Stock issued and outstanding, of which 28,807,258 shares were owned by non-affiliates of the Company.

The following documents are incorporated by reference:        None.

Transitional Small Business Disclosure Format.  YES ____      NO __X__

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         THE STATISTICAL AND OTHER INFORMATION CONTAINED IN THIS SECTION HAS BEEN DERIVED FROM KABEL & SATELLIT, A PUBLICATION IN GERMANY FOCUSING ON THE CABLE AND SATELLITE INDUSTRY. THE COMPANY ALSO RECEIVES INFORMATION FROM DEUTSCHE TELEKOM, PRIVATE CABLE OPERATORS, SATELLITE OPERATORS AND EUTELSAT SUPPORTING ITS DISTRIBUTION AND MARKET INFORMATION.

         The Company's primary business is the broadcasting operation of Onyx Television GmbH ("Onyx" or "Onyx Television"), which operates an advertiser supported music television station in Germany. Onyx Television commenced broadcast operations in January 1996, and its broadcasting signal is currently received in approximately 11.0 million cable homes and an indeterminate number of satellite homes in Germany. In July 1998, the Company entered into a strategic alliance with a subsidiary of Groupe AB, a large French television production company, with respect to the operation and future development of Onyx Television's business. Pursuant to the agreement between the Company and Groupe AB, Groupe AB will provide Onyx Television with significantly all of Onyx Television's broadcasting requirements over the next two years and will work closely with Onyx Television to further develop and expand Onyx Televisions' programming in Germany. Groupe AB operates nineteen thematic television stations which are distributed on various cable and satellite pay- TV services in France, Switzerland and Belgium.

         The agreement with Groupe AB was entered into simultaneously with an agreement between the Company and Superstar Ventures Limited ("Superstar"). These agreements provided the Company with $11.64 million of funding, $5.4 million in the form of cash investments to be infused over a one year period and $6.24 million through AB providing operating services to Onyx Television over a two year period. Groupe AB, in March 1999, also agreed to fund an additional $6.0 million to allow the Company to repay indebtedness and for working capital. All of this funding will be initially in the form of debt, but will be automatically converted into common equity at the rate of $0.10 per share upon approval of an increase in the Company's authorized but unissued common stock (which will occur at a stockholders meeting to be held in the near future). See
Item 5. "Market for Common Equity and Related Stockholder Matters - Contemplated Stockholders' Meeting." Once these obligations are converted into Common Stock, and assuming no exercise of warrants and options, Superstar will control approximately 45% and Groupe AB will control approximately 39% of the Company's outstanding common stock (approximately 31% and 58% respectively after the completion of all services and fundings) and will control the Company. The diluted holdings, after warrants and options are exercised, will be 26% and 49% respectively. See Item 11. "Security Ownership of Certain Beneficial Owners and Management" and Item 12. "Certain Relationships and Related Transactions."

         Since the Company's acquisition of Unimedia in July 1997 and the assumption by Unimedia's executive management of the executive management of the Company, the Company has taken decisive measures to reduce Onyx Television's operating costs and to refocus the strategy of the group. The ownership, development and operation of television stations and other new-media interests requires substantial capital investment. To date, the Company has financed its capital requirements through sales of equity securities and debt financing. The Company has experienced substantial working capital shortfalls over the last 18 months.

         The Company believes that the agreements with AB and Superstar provide the funding required to develop Onyx Television's operations more positively in the future and allow the Company to implement a far more cost effective broadcasting operation than would otherwise be available. The Company also believes that the agreement with Groupe AB provides Onyx Television with a strategic partner with substantial experience in both television production and broadcasting and with a partner interested in pursuing joint projects with Onyx Television (such as teleshopping).

         The Company also has interests in four other businesses: (i) Blink TV, which is a specialist TV programming company which provides lifestyle programming on large video screens at concert events, (ii) Pixel, which specializes in computer graphics and 3D animation for TV packaging, digital broadcasting and special effects, (iii) TopCard, a software development business which is engaged in the development of applications based upon smart card technology (including remote security Internet access and infra-red contactless smart-card technology) and (iv) Unimedia, which intends to develop in the future a software platform for Internet entertainment and gaming. The Company further has an interest in Tinerama, which operates a Romanian print media group and radio station, which is being held as an asset held for disposition.

ONYX TELEVISION

         PROGRAMMING

         Onyx develops, acquires and exhibits on its network a variety of music videos, interviews and topical specials that focus on a distinctive mix of jazz, blues, classical and popular German music and current and recurrent pop and rock. Programs are acquired from a variety of sources or, to a lesser extent, produced internally. Acquired programming includes music videos, concert footage and other live performance material. Such programming is supplied to Onyx by record companies and the music industry for a variety of fees ranging from nominal handling charges plus royalty payments for videos to negotiated license fees for live footage. Onyx's internal productions include interviews and topical specials that range from profiles of specific artists to genre defined shows such as JAZZ ONYX, ONYX COUNTRY CLUB, and ONYX OVERTURE (classical). Onyx also broadcasts infomercials (teleshopping) on its television station.

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

         As of December 31, 1998, Onyx's broadcast signal was distributed to 9.7 million cable homes in Germany, compared to 6.7 million homes as of August 31, 1997. In addition, Onyx's signal is received by an indeterminate number of homes in Germany which are covered by direct-to-home satellite systems.

         Television is the fastest growing media in Germany, with advertising revenues having increased from DM 1.4 billion ($0.9 billion) in 1984 to DM 6.5 billion ($3.9 billion) in 1997. During this same period, television advertising revenue as a percentage of total advertising revenue has increased from approximately 10% in 1984 to approximately 24% in 1997. Industry sources estimate that television advertising will nearly double to DM 12.0 billion ($7.2 billion) by 2004. Since the introduction of cable and satellite television programming to Germany in 1984, such programming's share of television advertising revenue has increased to approximately 90%.

         The target market for Onyx's programming is persons in the 20 to 55 year old age group (the "Target Audience"). The Target Audience is believed to be one of the largest demographic segments in Germany. The Company believes that the members of the Target Audience watch more television than any other demographic group in Germany and that the Target Audience has high purchasing power. At present, the Company believes that there are an estimated 35 million people comprising the Target Audience, equating to approximately 40% of the population.

         ADVERTISING REVENUE

         Substantially all of Onyx's revenues are derived from the sale of spot advertising time. Onyx also derives revenue from direct response advertising in which advertisers pay Onyx based on the number of products sold as a result of a particular commercial or as a result of an infomercial which is broadcast on the Company's station (teleshopping). In addition to providing access to cable households in general, the Company believes that Onyx will in the future be attractive to advertisers because it offers one of the most cost effective means of reaching the Target Audience. The Company believes that distribution, marketing and audience qualifications, and an effective advertising sales force, are key to achieving success in the advertising sales market.

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

         Any change in the ownership of the Company or Onyx Television or the addition of new stockholders who acquire a substantial interest in the Company or Onyx Television must receive approval from the German media authorities regarding the effect of the transaction on the ownership concentration in the overall German television industry. The Company has made application to the German media authorities in respect of the changes to its ownership and operations resulting from the Company's recent agreements with Groupe AB and Superstar and the Company expects to receive such approvals. However, the failure of the German media authorities to approve such changes in ownership would likely result in the suspension and/or revocation of Onyx Television's broadcast licenses, which would have an adverse effect on the financial condition of the Company.

         COMPETITION

         Among companies providing programming services via cable television in Germany, there is intense competition for both viewers and for the right to distribute programming over the various cable television networks throughout Germany. A number of German cable television networks provide programming designed to reach Onyx Televisions' Target Audience. The competition for viewers includes broadcast television stations, satellite and wireless programming services, radio, print media and the Internet. In connection with its music programming, the Company competes with other broadcast operators, which includes other music channels. Many of the Company's competitors have significantly greater resources than the Company.

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

         STRATEGIC ALLIANCES AND RECENT DEVELOPMENTS

         In July 1998, the Company entered into a two-year services agreement (the "Services Agreement") with a subsidiary of Groupe AB, which agreement by its terms became effective on October 1, 1998, pursuant to which Groupe AB has agreed to provide certain technical services to the Company, including, among other services: (i) use of a transponder aboard a satellite of the EUTELSAT type, (ii) uplink facilities, (iii) all transmission services to the cable head ends of each of the German cable television networks over which the Company's programming is broadcast, and (iv) use of a master control room and other transmission facilities required to operate Onyx Television. Additionally, Groupe AB will fund the Company $60,000 per month in cash so that the Company may pay the costs of transmitting its broadcast signal over telephone lines to decoders at the cable ends.

         In return for these services and this investment, Onyx will be obligated to accrue $260,000 per month for the benefit of Groupe AB, which will initially be debt, but will be automatically converted into Common Stock at a conversion rate of $0.10 per share if the Company's stockholders approve an increase of the Company's common stock available for issuance thereby allowing such shares to be converted into shares of the Common Stock (or will be repayable in full, with interest and a penalty, in the event that the Company's stockholders' do not approve such increase in shares.

         In that regard, effective October 1, 1998, Onyx Television's signal began to be broadcast on EUTELSAT, a digital satellite transponder used by Groupe AB, and Groupe AB commenced providing Onyx Television with an uplink facility and with the other services contemplated by the Services Agreement.

         Over the last year, the Company's executive management has taken significant steps to reduce the costs associated with the operations of Onyx Television and the strategic alliance between Onyx Television and Groupe AB is expected to result in an annual saving of approximately $2.0 million in overhead expenses annually from the level of operating expenses previously incurred by Onyx. Including the anticipated cost savings associated with the Services Agreement with Groupe AB, Onyx Television's annual operating costs will have been reduced by approximately 60% from the level of such costs incurred during 1997. See Item 6. "Management's Discussion and Analysis or Plan of Operation."

         The Company has applied to the German regulatory authorities to move its principal television station license from Rheinland Pfalz to North Rhine Westphalia, in order to allow the Company to take advantage of the benefits associated with the Services Agreement with Groupe AB. The Company is hopeful that it will obtain the required approvals, although there can be no assurance. The Company also expects that the Company and Groupe AB will work together to develop new programming opportunities for Onyx, including significantly increased teleshopping programming, with the goal of increasing the revenues being derived from the operation of Onyx Television.

         In March 1998, the Company, CM (UK) and Onyx entered into an agreement (the "Sharing Agreement") with QVC Deutschland GmbH ("QVC Germany"), a subsidiary of QVC, Inc. At the present time, the Sharing Agreement has expired by its terms, since the regulatory approvals required under the Sharing Agreement have not been obtained.

OTHER BUSINESSES

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

         The Company owns a 50% interest in Blink TV. The balance is owned by RCL Communications, Ltd. which purchased its interest in Blink during 1998 from Mirror Group PLC.

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

         Since launching Blink in November 1996, Blink TV has already transmitted approximately 200 hours of tailor-made programming at approximately 400 concerts in the United Kingdom and the United States. Concerts at which Blink TV's programming has been played have included Boyzone, Sting, Bryan Adams, 3T, Kenny G, Status Quo, the Disney Christmas Show and the Spice Girls. Advertising deals have been concluded with a variety of companies, including Gillette, British Telecom, Volkswagen, Volvo, Duracell, Kodak and Lee Jeans.

         Notwithstanding, Blink TV has taken longer than was originally anticipated to be accepted as a new advertising median and has not yet become profitable. Advertising agencies have been cautious in using Blink as an alternative to classical advertising and some artists have been reluctant to use Blink TV as a support act in their shows. Blink has been successful in completing several concerts outside the United Kingdom, but United Kingdom returns have not been as optimistic as hoped, and management is currently reviewing the sales and co-ordination of events to improve results. Management is also considering whether the Company should continue its involvement with Blink or withdraw in some fashion from this venture.

         UNIMEDIA

         On July 31, 1997, the Company acquired 50.3% of the outstanding common stock of Unimedia in exchange for 4,333,000 shares of the Company's authorized but unissued common stock. Stockholders of Unimedia who did not participate in the first closing of the Unimedia share exchange had until September 5, 1997 to convert their Unimedia securities into shares of Common Stock and on September 5, 1997, the Company acquired an additional 31.3% of Unimedia's common stock in exchange for an additional 2,693,600 shares of the Company's authorized but unissued Common Stock. Shares issued in the these share exchanges (the "Unimedia Share Exchanges") were valued at their then fair value ($0.57 per share).

         At the time that the Company acquired an 81.6% interest in Unimedia, it was a development-stage company. The main thrust of its operations was the development of on-line applications for home shopping and gaming. Projects under development at that time included (i) the creation of specific entertainment sites and several multi-player games, (ii) the promotion of TV packaging activity and (iii) distant interactive education.

         Unimedia also owned at that time minority equity positions in several companies which Unimedia believed had progressive Internet, Smart Card and advanced software technologies, with the objective to be involved in their product development and subsequent distribution while securing enabling front edge Internet technologies to acquire a competitive advantage on applications under development. To that date, its acquisition activities had been comprised principally of the acquisition of interest in companies like ActivCard, Pixel, TopCard, Internet Way and Enanti, whose technologies include remote security and authentication technology, sales automation, Internet access and intra-red contactless Smart Card technology.

         Unimedia had revenues of $327,726 and $93,815, respectively, for 1996 and the first six months of 1997 and Unimedia had a net loss of $3,399,283 for 1996 and net income of $437,730 for the first six months of 1997 (much of which was derived from the sale of investments). At June 30, 1997, Unimedia had total assets of $11.0 million, including $6.2 million in investments, liabilities of $7.5 million and stockholders' equity of $3.5 million.

         At July 31, 1997, Unimedia: (i) held a 10% minority interest in TopCard and was seeking to acquire the remaining balance of TopCard's outstanding shares, (ii) had made a $2.5 million loan to Pixel, (iii) held a minority interest in ActivCard, S.A. ("ActivCard"), a French company that has developed remote security and authentication token technology, and was acting as a distributor of ActivCard's technology, and (iv) held a minority interest in several other companies, including Enanti Corp., a Florida company with technology for Internet sales automation and contact management, and Internet Way, a French internet service provider. Unimedia had eight employees at July 31, 1997. At the time that the Company acquired its interest in Unimedia, Unimedia was also in the beginning stages of seeking to develop a software platform for internet gaming.

         Subsequent to the Company's acquisition of an interest in Unimedia, Unimedia has acquired an additional 80% interest in TopCard and acquired 100% of Pixel Ltd., on the terms more particularly described below. Unimedia continues to run both of those companies. Unimedia has also sold its interests in ActivCard and Internet Way, and has discontinued its involvement in distributing ActivCard's technology.

         In addition to operating TopCard and Pixel, Unimedia is continuing to pursue the development of a software platform for Internet gaming and entertainment. To date, in furtherance of this objective, the Company has engaged the services of a consultant, Valfab, which provides the services of Jacques Dubost, a consultant to the casino industry and the former manager of two famous casinos in Cannes, France and in Monte Carlo. Such business is extremely competitive and no assurance can be given that Unimedia will be successful in entering this business.

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

         The consideration provided in connection with Unimedia's acquisition of Pixel, in addition to the software described above, consisted of: (i) forgiveness of $1.7 million of the debt owed by PMM to Unimedia and (ii) the assumption by Pixel (guaranteed by Unimedia and the Company) of certain PMM debt not exceeding $750,000 due to a financial institution. Additionally, PMM may receive up to 600,000 shares of the Company's Common Stock owned by Unimedia if certain performance objectives are achieved by Pixel. These shares have been pledged by Unimedia to the financial institution to secure Pixel's debt to the financial institution. Finally, the remaining $1,000,000 owed by PMM to Unimedia will be forgiven in the event that certain future performance objectives are achieved by Pixel. Rami Weitz, the President of Pixel, continues to work with Pixel and Unimedia on a consulting basis.

         Pixel is not affiliated, directly or indirectly, with Pixar, the Richmond, California digital animation studio run by Stephen Jobs.

         TOPCARD, S.A.

         On November 1, 1997, Unimedia acquired an additional 80% interest in TopCard, a French company engaged in the design and manufacture of infra-red contactless smart card technology. Unimedia had previously owned 10% of the outstanding stock of TopCard and, after this transaction, Unimedia owns 90% of the outstanding stock of TopCard. The purchase price paid by Unimedia for the 80% interest consisted of the transfer of 456,000 shares of the Company's Common Stock owned by Unimedia to TopCard's stockholders and $150,000 in cash.

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

LONG TERM BUSINESS STRATEGY

         The Company's long term strategy is to become a leading provider in Europe of digital interactive thematic multimedia entertainment programs and on-line services through conventional mediums, such as television and cable, and the Internet. The Company believes that over time, it will be able to maximize its opportunities by cross fertilizing the conventional aspects of its media business with its proposed new media development and activities by finding applications for its programming in new arenas (such as the Internet). One product, for example, might be the development of a web site where persons may view music videos and programming shown on Onyx Television. The Company also hopes in the future to develop new television programming formats in order to become a company at the leading edge of the convergence between television and PC Networks. The Company also intends to pursue a strategy of seeking to provide Onyx Television's programming through expanding digital European television networks and seeking to expand the Onyx Television concept to other countries.

DISCONTINUED OPERATIONS

         The Company owns a 51% interest in a holding company, Tinerama Investment AG ("TIAG"), which, in turn, owns a 61% interest in four corporations and a 49% interest, with an option to purchase an additional 12% for nominal value, in a fifth corporation (such corporation is a Romanian broadcasting company which, under Romanian law, may not be majority-owned by a non-Romanian entity, but as to which TIAG has voting control) (collectively, the "Tinerama Companies") having media-related operations in Romania (collectively, "Tinerama"). The remaining 39% of each of the Tinerama Companies is owned by Tinerama's founder, Max Banush ("Banush") and by Robert Perlitz. Banush continues to operate the business. TIAG is owned 51% by the Company and 49% by Telor International Ltd., an entity controlled by Karl Hauptmann, a former director and a more than 5% shareholder of the Company. See Item 12. "Certain Relationships and Related Transactions."

         Tinerama, which is headquartered in Bucharest, Romania, owns (i) seven newspapers and periodicals with a total monthly production of approximately 1.0 million; (ii) a distribution network comprising of vans and automobiles; (iii) a printing facility; and (iv) a radio station which broadcasts to approximately one-third of the country.

         Successive governments since the overthrow of dictatorship in Romania have built a viable democracy, but have failed to bring the economic benefits of the transition from communism which have been seen elsewhere in the eastern bloc. Tinerama has recently undergone some level of reorganization in order to try to stem the continuing losses from its operations (see Item 6. "Management's Discussion and Analysis or Plan of Operation") and at December 31, 1998, the Company had determined to dispose of its interest in TIAG.

PERSONNEL

         At December 31 1998, the Company employed 77 persons, 23 of whom were employed by Onyx Television, 24 of whom were employed by Tinerama, three of whom were employed by Blink TV, 23 of whom are employed by Unimedia, Top Card and Pixel, and four of whom were employed in administrative, financial and managerial positions on behalf of the combined operation.

ITEM 2.           PROPERTIES

         The Company's Chairman is located in France and the Company's headquarters is temporarily located in France. The Company intends to organize a French branch, CMG France, to operate as a party to the Company's activities in France and to serve as a temporary administrative agent for the Company in France until such time as the Company relocates its headquarters to another jurisdiction. Prior to September 1998, the Company's principal executive office was located in leased office space in London, England.

         CMG France, when organized, will share office space with Unimedia (at the present time, the Company and Unimedia have entered into an agreement to allocate office space and office costs among the Company and Unimedia). Unimedia leases office space in Charenton, France.

         Onyx Television leases administrative offices in Dortmund, Germany. Tinerama owns a building and, in addition, leases administrative offices and print works in Bucharest, Romania. Blink TV leases offices in London. TopCard leases office space in Aix-en-Provence, France and Pixel leases offices in Tel Aviv, Israel. For information regarding the Company's financial obligations under its leases, see Note 10 to Notes to Consolidated Financial Statements.

ITEM 3.           LEGAL PROCEEDINGS

         CM (UK) was sued in 1995 by COM TV Production Und Vertrieb GmbH and Nen TV Limited ("NEN"). This suit, which the Company vigorously contested, sought an interest in Onyx Television pursuant to an alleged agreement among the parties. In December 1997, the parties entered into an agreement to settle this suit. As part of the settlement, Onyx agreed to pay the plaintiffs DM50,000 ($30,000). Additionally, the settlement allows NEN the right to introduce a client to Onyx within one year of the settlement to use the broadcast downtime on the Onyx Television station. In the event that a client is introduced, that client will be required to pay Onyx a minimum monthly fee of DM40,000 ($24,000), plus a 22.5% commission on all revenues earned by such client in connection with its broadcasts on the channel to the extent that such revenue exceeds DM222,225 ($133,000). In turn, NEN will receive 25% of all amounts paid to Onyx relating to such client, up to a maximum of DM1,500,000 ($900,000). To date, no client has been introduced to Onyx by NEN.

         In June 1997, a former managing director of Onyx Television whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. The suit sought damages of DM750,000 ($450,000). Onyx maintained that the action which it took with respect to this employee was lawful and in July 1998, the court ruled in favor of the Onyx Television. The plaintiff has the right to appeal and Onyx Television believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of this matter.

         In May 1998, TV Strategies, a Dallas based television services company, obtained a default judgment against Onyx Television for DM300,000 ($180,000), plus interest, relating to services which TV Strategies alleges that they provided to Onyx. In March 1999, the default judgment was set aside by the Texas Appeals Court. The time for TV Strategies to appeal the decision of the appellate court will expire in April 1999. Assuming the default judgment is not reinstated, the Company intends to vigorously defend this claim and believes, based upon discussions with its counsel, that it has meritorious defenses to the suit. No opinion of counsel has been obtained with respect to this matter and there can be no assurance as to the outcome of this matter.

         In July 1998, the Company was sued in the U.S. District Court for the District of Nevada by Fontal Limited ("Fontal") for breach of a promissory note. The Company believes that Fontal is controlled by Marc Degarni, who is a stockholder of the Company and who previously represented to the Company that he is a stockholder in Unimedia (through an entity, Atlas Investments, although that entity has advised Unimedia that it is now represented by another individual, Roland Pardo). Mr. Degarni is also a former director of CM (UK).

         Pursuant to the note, the Company owed Fontal $200,000, plus accrued but unpaid interest. The Company had pledged the rights to trademarks for the International Onyx name and branding outside of Germany, Switzerland and Austria to Fontal to secure repayment of this note.

         In June 1999, the Fontal litigation was fully settled for $327,500 and the related promissory note was satisfied. This suit has now been dismissed with prejudice.

         Unimedia has three minority stockholders (Oradea Inc., represented by its chairman, Alfonso Lodolo D'Oria, Roland Pardo and Atlas Investments) who have previously advised Unimedia that they do not believe that the summer 1997 reorganization of Unimedia with the Company was in the best interest of Unimedia and its stockholders. These stockholders have brought numerous legal actions against Unimedia and/or its management (which is also now, in part, the senior executive management of the Company) contending that the past and future activities of Unimedia are not in the best interest of Unimedia's stockholders and were not being engaged in for the benefit of Unimedia and its stockholders. To date, such suits have not been successful. In addition, the French courts have to date rejected all requests to appoint experts in judgment to review Unimedia's management's actions.

         Oradea Lodolo, and Pardo have also taken action through the courts in France and Israel to attempt to safeguard their potential rights over certain assets of Unimedia in order to secure payment of their unsecured loans due from Unimedia. See Note 8 of Notes to Consolidated Financial Statements. In connection with such actions and based upon the fact that the notes do not by their terms reflect a repayment date, the court has established a payment plan for Unimedia to repay these loans in installments, and to date, Unimedia has met its obligations under the payment plan. Unimedia is also preparing actions against Oradea and against Messrs. Lodolo and Pardo for damages which it believes have been caused by reason of Oradea, Lodolo and Pardo's inappropriate actions against Unimedia.

         The Company, which owns 81.6% of Unimedia, intends to operate and continue the future development of Unimedia's business in the best interest of Unimedia's stockholders, including the Company. Additionally, the Company has been funding Unimedia's cash flow requirements through a $500,000 line of credit, and in that regard, Unimedia has pledged its stock interest and loan in Pixel to the Company to secure repayment of that obligation. To the extent that such minority holders disagree with the business decisions made by Unimedia's management in the future, including the use by Unimedia of funds available to Unimedia which might be used in joint projects between the Company and Unimedia, they may bring legal actions against Unimedia and/or its management for breach of fiduciary duties or based upon other legal theories. Such actions, if brought, may have an adverse impact on the Company and Unimedia. Further, any such litigation would be time consuming and costly to Unimedia (and thereby to the Company, based upon its ownership of an 81.6% interest in Unimedia), even if such litigation were decided in favor of Unimedia and/or its management.

         Charles Koppel, the former chairman and CEO of the Company, had a service agreement with the Company under which he was entitled to an annual base salary of (pound)100,000 (approximately $160,000). The agreement provided for successive automatic one-year terms unless terminated upon one year's prior notice in writing. Mr. Koppel resigned his positions with the Company on August 6, 1997. Mr. Koppel has advised the Company that he believes that the Board's selection of a new

President and CEO of the Company in August 1997 constituted a constructive dismissal of Mr. Koppel under his service agreement.

         On March 12, 1998, the Company resolved its dispute with Mr. Koppel in regard to his claim for wrongful dismissal. Pursuant to the settlement, the Company paid Mr. Koppel (pound)60,000 to resolve outstanding claims under his service agreement with the Company, which amount was paid prior to the end of 1998.

         In August 1998, Onyx Television sued Charles Koppel in Germany. The suit alleges that certain of Mr. Koppel's actions as the managing director of Onyx Television were improperly performed and seeks damages in an unspecified amount. The Company and Mr. Koppel will exchange mutual general releases in connection with the Instar Settlement (as defined) and all of the suits between the Company and Mr. Koppel will be dismissed with prejudice. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" and Item 12. "Certain Relationships and Related Transactions" for information regarding the Instar Settlement.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's securities holders during the fourth quarter of 1998 or the first two quarters of 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING MARKET FOR THE COMPANY'S SECURITIES

         The Common Stock was quoted on the NASDAQ Small Cap Market under the symbol "CPMG" from July 1996 until June 8, 1998, when the Common Stock was delisted from the NASDAQ Small Cap Market. Subsequent to that date, until November 17, 1998, the Common Stock was only listed in the pink sheets published by the National Quotations Bureau. On November 17, 1998, the Common Stock began to be quoted on the Bulletin Board maintained by the NASD. The Company does not believe that there is an active trading market for the Common Stock at this time.

         The following table sets forth, for the calendar quarters indicated, the range of high and low bid prices per share of the Common Stock:

                                                             HIGH         LOW
                                                             ----         ---
         1997
         ----
         First Quarter                                      3 3/4       1 5/8
         Second Quarter 1997                              1 15/16       1 1/8
         Third Quarter                                      1 5/8        9/16
         Fourth Quarter                                    1 1/32         1/4

         1998

         First Quarter                                      21/32        5/16
         Second Quarter                                       5/8        5/16
         Fourth Quarter (commencing November 17, 1998)      21/32         1/4

         1999

         First Quarter                                       3/16        5/32
         Second Quarter (to June 4, 1999)                   11/64        9/64

         At December 31, 1997, the Company had approximately 325 stockholders of record. Additionally, the Company had at that date an indeterminable number of stockholders who owned their shares in street name through brokerage firms.

         Since the Common Stock is no longer to be quoted on the NASDAQ SmallCap Market, the Common Stock has become subject to certain regulations of the Securities and Exchange Commission which impose sales practice requirements on broker-dealers because the Common Stock has a market price of less than $5.00 per share. For example, in such situation, broker-dealers selling the securities, are required, prior to effecting any transaction, to provide their customers with a document which discloses the risks of investing in the Common Stock. Furthermore, in such situation, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risks of transactions in the security, which could limit the number of potential purchasers of the Company's securities. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of the Common Stock.

COMMON STOCK PURCHASE WARRANTS

         The Company has the following warrants to purchase common shares outstanding at the date of this Form 10-KSB:

         DESCRIPTION                                                   NUMBER
         -----------                                                   ------
         Warrants to purchase common stock at $4.00 per share         5,200,000
         Warrants to purchase common stock at $3.125 per share          433,328
         Warrants to purchase common stock at $2.50 per share         1,100,000

         The Company is also obligated to issue warrants to the former Unimedia stockholders, as follows:

         DESCRIPTION                                                   NUMBER
         -----------                                                   ------
         Warrants to purchase common stock at $4.00 per share         1,139,144
         Warrants to purchase common stock at $3.125 per share           77,871
         Warrants to purchase common stock at $2.50 per share           197,675

         All of the outstanding and to be outstanding warrants will expire 36 months after the Company registers the shares underlying such warrants for resale. In that regard, the Company intends in the near future to file a registration statement to register the resale of these shares by the warrant holders.

         Subject to the compliance with applicable U.S. securities laws and the approval of an increase in the Company's authorized Common Stock to allow for such action, the Company intends in the future to offer the warrant holders the right, for a period of not less than 61 days, to exercise their warrants and receive two shares of Common Stock at an exercise price of $0.30 per share. If the holders of the outstanding warrants do not exercise this right, the warrants will remain outstanding on their original terms until their expiration date. This right will be given to the Company's warrantholders in order to allow the Company's warrantholders, many of whom originally acquired their shares at $2.50 per share, to acquire additional company securities at a lower price and to raise additional capital for the Company's operations.

         The Company has offered one of its warrant holders, Auric Investments Limited ("Auric"), the right to subscribe to purchase 1,566,156 shares of Common Stock on the basis of two shares for each of the 783,078 warrants which they hold, but at an exercise of $0.20 per share. Auric was granted this lower price due to the assistance which they provided to the Company in helping the Company obtain the quotation on the Bulletin Board maintained by the NASD.

OTHER MATTERS

         The Company is also considering giving its existing stockholders the right to participate in the future development of the Company at an attractive price, although the terms of such participation have not been finally determined and any such offer will be subject to satisfaction of applicable requirements under U.S. securities laws.

CONTEMPLATED STOCKHOLDERS' MEETING

         The Company intends to hold a stockholders' meeting in the near future. The Company intends to make the following proposals for consideration by its stockholders at the meeting: (i) a proposal to ratify the terms of the arrangements between the Company and Groupe AB and Superstar as more particularly described in Item 6. "Management's Discussion and Analysis or Plan of Operation;" (ii) a proposal to reverse split the Company's outstanding common stock on a one-for-ten basis, with the Company's authorized common stock remaining at 50 million shares (thereby increasing the Company's available shares for issuance to 45,990,587 shares and allowing for the issuance of shares due to Groupe AB and Superstar upon the exercise of outstanding convertible debt); (iii) to ratify the grant of a two year warrant to purchase 16.0 million shares at $0.10 per share to an entity controlled by the Company's Chairman; and (iv) to elect six persons to serve as directors of the Company until the next annual stockholders' meeting or until their successors are elected and qualified. The Company has filed a Preliminary Proxy Statement with the SEC and expects to mail to its stockholders in the near future a definitive proxy statement for use in connection with the meeting in the near future. All share references in this Form 10-KSB are before the purposed reverse stock split.

DIVIDEND POLICY

         The Company has never declared a cash dividend on its Common Stock. The Board anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business, and no cash distributions will be made on the Common Stock. The payment of future cash dividends, if any, will be at the discretion of the board and will depend upon earnings, financial requirements of the Company and such other factors as the board deems relevant.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THE NOTES THERETO. THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN THIS FORM 10-KSB THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE ARE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THE ABILITY OF THE COMPANY TO MAINTAIN OR INCREASE THE DISTRIBUTION OF ONYX TELEVISION ON GERMAN CABLE SYSTEMS, THE ABILITY TO INCREASE ONYX TELEVISION'S ADVERTISING REVENUES, CHANGES IN COSTS OF PROGRAMMING, AND MATTERS RELATING TO ONYX TELEVISIONS' RELATIONSHIP WITH THE GERMAN MEDIA AUTHORITIES HAVING JURISDICTION OVER ONYX TELEVISION, AS WELL AS GENERAL MARKET CONDITIONS AND COMPETITION. FUTURE EVENTS AND ACTUAL RESULTS, FINANCIAL AND OTHERWISE, COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS HEREIN. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD- LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THESE ASSUMPTIONS COULD BE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD- LOOKING STATEMENTS INCLUDED HEREIN, INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

         GENERAL

         The 1997 and 1998 financial results include the consolidated accounts of the Company, its wholly owned subsidiary CM(UK) and CM(UK)'s wholly owned subsidiary, Onyx, and the Company's 81.6% owned subsidiary Unimedia, and Unimedia's 90% owned subsidiary TopCard SA ("TopCard"). The Company's 50% investment interest in Blink TV Limited ("Blink") has been accounted for using the equity method. The results of Unimedia and TopCard have been consolidated from September 1997 and November 1997, which are the respective dates of their acquisition. Both Unimedia and TopCard have revenues from the sales of goods and services. Results for 1998 also include the activities of Pixel Ltd. and its 47.5% interest in Henry Communications, Ltd., which is accounted for using the equity method. Pixel was effectively acquired as of January 1, 1998, has been consolidated as of its date of acquisition. Pixel's revenues are generated from the sale of animation and graphic design to Israel Cable Programming and from services provided in its post-production editing facilities. The Company's interest in TIAG has been accounted for as an asset held for disposition.

         The 1997 Consolidated Financial Statements have been restated to conform to the 1998 Consolidated Financial Statements. The restatement is in respect of the treatment of the Company's issued stock held by Unimedia. The stock held was within investments in the original 1997 Financial Statement and the cost were adjusted by a year end valuation provision. The 1997 Restated Financial Statements were restated to show the holding at original cost and as an element of Shareholders' Equity. In Fiscal 1998, the results of Tinerama are treated as discontinued operations and the 1997 comparatives have been reclassified accordingly.

         The Company has recently issued a significant amount of debt convertible into Common Stock at $0.10 per share, the amount which the Board has determined and believes to be the fair market value of the Common Stock at the date of grant. While the Company's Common Stock is quoted on the Bulletin Board maintained by the NASD, there is currently only a limited market for the Common Stock, and no opinion on the valuation of the Common Stock has been obtained from a third party. If it were to be later determined that the fair market value of the Common Stock on the date of these transactions was greater than $0.10 per share when such convertible debt were issued, the difference between the fair market value of such shares and $0.10 per share would be charged to the Company's operations.

SELECTED FINANCIAL DATA

         THE FOLLOWING INFORMATION HAS BEEN DERIVED FROM THE FINANCIAL STATEMENTS OF THE COMPANY. THE FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1998 INCLUDED ELSEWHERE HEREIN HAVE BEEN AUDITED BY DELOITTE & TOUCHE AND PRICEWATERHOUSECOOPERS, RESPECTIVELY, INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," WHICH ARE INCLUDED ELSEWHERE IN THIS FORM 10-KSB.

                                                       FISCAL YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                                              RESTATED
                                                        1998                    1997
                                                   ---------------         --------------
STATEMENT OF INCOME DATA:

Operating Revenues...........................           $2,468,490             $1,286,076
Operating Costs:
     Staff costs.............................            2,765,239              3,572,498
     Depreciation and amortization...........            1,410,697              1,564,452
     Other Operating expenses................            9,145,292             11,104,510
                                                   ---------------         --------------
             Total Operating Costs...........          (13,321,228)           (16,241,460)
Operating Loss...............................          (10,852,738)           (14,955,384)

Equity in net losses in investment in joint venture       (150,808)              (251,550)
Financial income (expense net)...............              970,407             (2,812,292)
Other income (expense).......................             (465,996)              (441,748)
                                                   ---------------         --------------
Loss from continuing operations before taxation        (10,498,835)           (17,577,478)
Tax provision (credit).......................               41,552                  1,658
                                                   ---------------         --------------
                                                       (10,457,283)           (17,575,820)
Discontinued operations loss.................             (308,532)              (797,770)
Minority interest............................               (1,732)                 1,834
                                                   ---------------         --------------
Net Loss.....................................          (10,767,547)           (18,371,756)
                                                   ===============         ==============
Net loss Per share for continuing operations.

                                                   ===============         ==============
         basic                                             ($0.26)                ($0.63)
                                                   ===============         ==============
         diluted                                           ($0.26)                ($0.63)
                                                   ===============         ==============
Net loss per share including discontinued operations

                                                   ===============         ==============
         basic                                             ($0.27)                ($0.66)
                                                   ===============         ==============
         diluted                                           ($0.27)                ($0.66)
                                                   ===============         ==============
Weighted Average Shares Outstanding - basic..           40,094,139             27,966,383
                                                   ===============         ==============
Weighted Average Shares Outstanding - diluted           40,094,139             27,966,383
                                                   ===============         ==============


                                                                   December 31,
                                                    -------------------------------------------
                                                           1998                     1997
                                                    ------------------       ------------------
BALANCE SHEET DATA:

Working Capital/(Deficit)...................              $(20,607,970)             $(9,373,049)
Total Assets................................                 6,608,642                6,302,328
Total Liabilities...........................                23,440,814               11,611,064
Minority Interest...........................                   404,209                  402,477
Stockholder's Equity/(Deficiency in Net Assets)            (17,236,381)              (5,711,213)

         YEAR ENDED DECEMBER 31, 1998 AND 1997

         Operating revenues for the year ended December 31, 1998 were $2.47 million, an increase of $1.18 million compared to operating revenues of $1.29 million for 1997. This increase in operating revenue from period to period was largely attributable to revenues for 1998 of an aggregate of $1.70 million of operating revenues at TopCard and Pixel. The Company acquired Unimedia, TopCard and Pixel under the purchase method of accounting and therefore accounted for their operations from their respective date of purchase (August 1997, November 1997 and January 1998.)

         Advertising sales by Onyx Television during 1998 totaled $0.76 million, compared to $0.46 million for 1997. The Company has recently signed an agreement with a newly appointed media agency, whose agents are developing new marketing and sales strategies for Onyx Television and, although there can be no assurance, the Company believes that Onyx Television's advertising revenue will increase in the future.

         In addition, Onyx has entered into a two year strategic alliance agreement with a subsidiary of Groupe AB, a French television production company, which became operational on October 1, 1998. Pursuant to that agreement, Groupe AB, through its subsidiary, MMP S.A., provides certain technical services to the Company, including the use of a transponder and uplink facilities, transmission services and use of a master control room, as well as providing the funding required to pay cable transmission costs. In return, the Company pays MMP $260,000 per month (initially in debt, but automatically convertible into Common Stock when the Company has sufficient authorized but unissued shares to allow for such conversion).

         Operating costs, including staff costs, depreciation and amortization, totaled $13.32 million for Fiscal 1998 (1997 - $16.24 million). Fiscal 1998 included $2.40 million of operating costs relating to the operations of Pixel, Unimedia and TopCard. This compares to $0.72 million in 1997 relating to TopCard and Unimedia.

         Total operating costs, excluding operating expenses associated with the operations of Pixel, Unimedia and TopCard, decreased by $4.6 million for 1998 compared to 1997. During the latter part of 1997, and throughout 1998, the Company took steps to substantially reduce costs across all the group operations and these changes favorably impacted operating costs for 1998.

         Onyx's operating costs were reduced to $8.24 million in Fiscal 1998 from $12.0 million in Fiscal 1997 and are set to fall further in 1999 as a result of the strategic agreement detailed above with Groupe AB. Operating expenses of Onyx include programming costs, broadcast studio expenses and transmission expenses.

         Depreciation and amortization for Fiscal 1998 was $1.41 million compared to $1.56 million for Fiscal 1997.

         As a result of all of the above factors, the Company's operating loss was $10.85 million for the year ended December 31, 1998, compared to an operating loss of $14.96 million for the same period in 1997.

         The increase in other expenses relates to the loss incurred on the sale of investments in 1998. Interest expense also increased substantially during the 1998 period compared to interest expense in 1997, due to the substantial increase in borrowings from period to period. Financial income also included a credit of $2.25 million in respect of foreign exchange gains arising from currency exchange rates at December 31, 1998 compared to exchange rates at December 31, 1997 (Fiscal 1997 - $2.51 million charge).

         Pixel reported a net profit of $112,000 in Fiscal 1998 compared to a net profit of $376,000 in the year prior to acquisition. This result included a share of the net loss of $74,000 for Henry, its 47.5% owned subsidiary, compared to a share of net profit of $137,000 in the year prior to acquisition. Henry is accounted for on an equity basis.

         During Fiscal year 1998, the Tinerama companies continued to operate in difficult economic uncertainty resulting in a loss of $308,532, compared to a loss of $797,770 as restated for Fiscal 1997. While Blink reduced substantially its operating loss in Fiscal 1998, it has still not met its original target objectives and management is reviewing ways of eliminating the continuing losses. During 1998, the Board in its review of investments approved a decision to dispose of Tinerama and it is anticipated that its sale will be concluded by the end of 1999. Accordingly the operating loss of Tinerama has been reclassified as a discontinued operation and the 1997 results have been similarly restated.

         The Company has significant tax losses in the groups arising primarily from the operating losses incurred in Germany. These tax losses are available to be carried forward to be set off against future profits in Germany. However, at the end of 1998, management forecast that the Company may not be profitable in 1999 and therefore no credit for income taxes was made. The Company will continue to review its tax valuation allowance during future periods.

         Taking into account all of these factors, the net loss for 1998 was $10.77 million ($0.27 per basic and $0.07 per diluted share), compared to a net loss of $18.37 million ($0.66 per basic and diluted share) for 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through December 31, 1998, the Company has incurred an accumulated deficit of approximately $48.23 million, principally related to the Company's launch and operation of Onyx Television. At December 31, 1998, the Company had a negative working capital of approximately $20.61 million.

         INSTAR LOAN

         In October 1996, the Company's UK subsidiary, CM (UK), entered into an agreement to borrow US $2.0 million (the "Instar Loan") from Instar Holdings, Inc. ("Instar") to fund the Company's working capital requirements (principally related to the continuing operation of Onyx Television). The Instar Loan is guaranteed by the Company and Onyx and is secured by a charge on all of CM
(UK)'s assets and a pledge of the stock of CM (UK). Interest was payable monthly on the Instar Loan, at the rate of 2% above Lloyds Bank base rate until December 31, 1997 and 13% per annum thereafter.

         As part of the Instar Loan, CM (UK) granted a charge against all of its assets and the Company has granted a charge against the shares of CM (UK) to secure the obligation in connection with the guaranty of the transponder lease. See Note 10 of Notes to Consolidated Financial Statements with respect to the guaranty of the transponder lease by Universal Independent Holdings Limited, a BVI corporation ("Universal"). CM (UK), under its transponder lease, was required to provide a guaranty to PTT Telecom of its obligations under the lease. Universal agreed to provide such guaranty, but required, among other things, (i) that CM (UK) enter into, in favor of Universal, a deed of counter-indemnity ("Deed") to secure the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guaranty, (ii) that the Company and Onyx guarantee the obligations of CM (UK) under the Deed, and (iii) that CM (UK) pledge all of its assets and that the Company pledge its stock interest in CM (UK) to secure their obligations in connection therewith. Instar and Universal have agreed that their liens on the Company's assets shall have equal status and that they shall share equally in the proceeds of the collateral.

         At the date of this Form 10-KSB, the Company and Instar have reached an agreement in principal to settle their dispute. Under the Instar Settlement, the Company has agreed to pay Instar $2.2 million, $1.4 million of which will be paid at the closing of the Instar Settlement and the balance of which will be paid (without interest) in installments of $100,000 over the next eight months. The Company has also agreed to issue 2.0 million shares to Instar when the Company's Stockholders approve an increase in the Company's authorized common stock. Groupe AB has agreed to guaranty repayment of the settlement amounts, and is obligated to deliver a guaranty agreement to Instar within 30 days after the closing. As part of the settlement, Universal has agreed that the Company shall no longer be liable to it regarding its guaranty of the transponder lease. Additionally, as part of the settlement: (i) the liability of Latitude Investments, Ltd. ("Latitude") to the Company will be extinguished; (ii) the Company and Instar, Universal and Latitude will enter into mutual releases regarding their respective obligations in connection with these matters, and
(iii) the Company and Charles Koppel, the former Chief Executive Officer of the Company, will enter into a mutual general release. As part of the settlement, Instar and Universal will release their charges against CM(UK)'s assets and the stock of CM(UK). The Instar Settlement is expected to be completed in the near future, although there can be no assurance that the settlement will be completed.

         EQUITY OFFERINGS BY THE COMPANY

         In 1995, the founders of the Company organized Excalibur Communications Limited (n/k/a (CM(UK)) to develop Onyx Television and to own the Company's interest in TIAG. In December 1995, the founders of the Company exchanged their shares in Excalibur for shares of the Company's common stock. Simultaneously, in late 1995 and early 1996, the Company raised net proceeds of $14.4 million in a private placement of its securities.

         On March 3, 1997, the Company closed a private placement in which the Company raised net proceeds of $5.85 million. The funds from this placement were used to fund the continuing operation of Onyx Television and for general corporate purposes. The Company issued an aggregate of 12.0 million shares of Common Stock in this private placement ($0.50 per share), including 4.0 million shares of Common Stock subscribed by Unimedia. At the time of this private placement, Unimedia was not an affiliate of the Company.

         On June 25, 1997, the Company accepted a subscription for $4.0 million from Unimedia. In this subscription, the Company agreed to issue an aggregate of 7,017,543 shares of Common Stock at a purchase price of $0.57 per share. On June 30, 1997, $1,500,000 of the proceeds of the subscription was received by the Company and the balance of $2,500,000 was released to the Company from escrow on July 31, 1997, simultaneously with the closing of the share exchange between certain of the stockholders of Unimedia and the Company, as described below. In connection with the private placement, the Company paid Unimedia a fee of $240,000, which was netted against the purchase price of the shares. At the time of this private placement, Unimedia was not an affiliate of the Company.

         Simultaneously with and immediately after this placement, Unimedia transferred 6,109,140 of the shares which it owed to eight investors at prices ranging from $0.57 to $0.75 per share. One of these investors was an entity controlled by David Ho, who at the time of this transaction was not an affiliate of the Company. That entity, Unbeatable Investments Limited ("Unbeatable") acquired 4,385,965 of these shares. None of the other investors who purchased shares from Unimedia at this time were affiliates of the Company or Unimedia. In connection with the transfer of these shares, Unimedia paid a fee to Valfab for its services in connection with introducing Unimedia to certain of these investors. The fee consisted of $195,000 in cash and 106,666 shares of the Common Stock owned by Unimedia in this placement.

         On July 31, 1997, the Company acquired 50.3% of the outstanding common stock of Unimedia in exchange for 4,333,000 shares of the Company's authorized but unissued common stock. Stockholders of Unimedia who did not participate in the first closing of the Unimedia share exchange had until September 5, 1997 to convert their Unimedia securities into shares of Common Stock and on September 5, 1997, the Company acquired an additional 31.3% of Unimedia's common stock in exchange for an additional 2,693,600 shares of the Company's authorized but unissued Common Stock. Shares issued in the Unimedia Share Exchange were valued on the Company's books at $0.57 per share. The Company acquired Unimedia based on their belief that the merged entity would cross fertilize Internet development activities and television distribution in order to poise the Company at the convergence of thematic entertainment television and the internet. Additionally, Unimedia and investors identified by Unimedia provided significant financing for use in the Company business.

         As part of the completion of the first closing of the Unimedia share exchange, four persons designated by Unimedia became directors of the Company (Gilles Assouline, Michel Assouline, David Ho and Jean Pierre Souviron). At the time, the Company's Board consisted of eight persons (Charles Koppel, James Leitner, Karl Hauptmann, Barry Llewellyn, Stephen Kornfeld, Stanley Hollander,

Marc Sillam and Jean Francois Klein), and it was intended that the Board would continue as a twelve person Board after completion of the Unimedia Share Exchange. However, shortly after the closing, three of the Company's Board members (Charles Koppel, James Leitner and Karl Hauptmann) unexpectedly resigned from the Board.

         At the time of the closing of the Unimedia Share Exchange, Unimedia held 4,908,403 shares of the Common Stock. Subsequent to the closing of the Unimedia Share Exchange, Unimedia has transferred 3,240,487 of these shares to investors in several private transactions, as follows:

TRANSFEREE                                                             SHARES
                                                                    TRANSFERRED

Transferees not affiliated with the Company and Unimedia........     1,244,487
Stockholders of TopCard(1)......................................       456,000
Gralec Establishment(2).........................................     1,540,000
                                                                     ---------
                                                                     3,240,487
                                                                     =========

         (1) Shares were transferred to the stockholders of TopCard in connection with Unimedia's acquisition of 80% of TopCard's outstanding shares. See Item 1. "Description of Business-Other Businesses-TopCard, S.A." for information regarding this transaction. None of the TopCard stockholders were affiliates of the Company or Unimedia at the time that these shares were transferred to the stockholders of TopCard.

         (2) During the first half of 1998, Unimedia transferred 1,540,000 shares of the Company's Common Stock to Gralec Establishment ("Gralec") for an aggregate purchase price of $500,000. The Company agreed to register the shares of Common Stock transferred to Gralec, pursuant to a registration rights agreement, on or before November 30, 1998, which has not occurred. As part of the agreement, Unimedia agreed that Gralec may put the shares back to Unimedia for the purchase price if these shares were not registered by that date.

                  Since this registration has not taken place, the Company has agreed with Gralec to extend the period during which the registration may be completed until April 30, 1999. In return, the Company has granted Gralec: (1) a subscription to purchase
                  2.2 million shares for a purchase price equal to the net proceeds from the sale of 50,000 ActivCard shares, and (ii) an option to purchase 6.0 million shares of its authorized but unissued common stock at an exercise price of $0.10 per share, which option will be exercisable until 30 days after the shares of Common Stock originally issued to Gralec are registered for resale.

         These transfers were effected to raise funds for the Company's and Unimedia's operations and to complete the acquisitions of TopCard and Pixel.

         At the date of this Form 10-KSB, Unimedia continues to own 1,667,916 shares of the Company's Common Stock, including 600,000 shares which have been pledged by Unimedia to Bank Hapoalin to secure Unimedia's guarantee to that bank of certain indebtedness of Pixel, Ltd.

         The Company's short term funding requirements were also met during the fourth quarter of 1997 through direct private placements by the Company to four non-U.S. investors of an aggregate of 793,335 shares of the Company's Common Stock (raising $586,000 at prices between $0.60 and $0.75 per share).

         FUNDS BORROWED SUBSEQUENT TO THE UNIMEDIA SHARE EXCHANGE FROM SUPERSTAR AND GROUPE AB

         In September 1997, the Company borrowed $500,000 of short term working capital in the form of a convertible loan from Unbeatable. The debt was payable with interest of 10% per annum in April 1998 and was convertible into shares of Common Stock at the rate of $0.57 per share.

         On January 9, 1998, CM (UK) borrowed an aggregate of $1,250,000 from Superstar. Such loan was evidenced by two 13% Convertible Secured Promissory Notes in the original principal amounts of $750,000 and $500,000, respectively (collectively, the "Notes"). Of the aggregate proceeds, $500,000 was used to replace a loan previously made to CM(UK) (see above) by Unbeatable. The Notes bear interest at the rate of 13% per annum and were convertible into shares of the Company's Common Stock on the basis of one share of Common Stock for each $0.50 of outstanding principal and accrued interest on the Notes; provided, however, that the Notes were not convertible until the Company has held a stockholders meeting at which its Articles of Incorporation were amended to increase the number of authorized shares of Common Stock of the Company to at least the number required for conversion of the Notes. The Notes were due and payable on March 31, 1998 but, pursuant to the Notes and an agreement among the Company, CM (UK) Superstar, Instar Holdings, Inc. ("Instar") and Universal Independent Holdings Limited ("Universal"), payments on the Notes may only be made equally pro rata as and when payments are made to Instar according to a stated proportion. Instar and Universal are secured creditors of the Company and CM (UK). To secure its obligations under the Notes, CM (UK) and the Company have granted to Superstar a security interest on the same collateral upon which Instar has been granted a security interest by CM (UK) and the Company and upon identical terms and conditions as are set forth in the security documents entered into between Instar and CM (UK) (and Instar and the Company) pursuant to the loan documents between CM (UK), the Company and Instar. Instar has also granted to Superstar a right of first refusal to purchase the Instar Loan for the full amount due before such loan is sold to a third party. The Company also pledged its interest in 81.6% of Unimedia to Superstar to further secure its obligations under the Notes. The conversion terms of the Superstar loan were recently amended and are described below.

         Superstar and Unbeatable are parties controlled by David Ho, a Director of the Company. Superstar received a fee of 200,000 shares of the Company's Common Stock for arranging the original loan made by Unbeatable to the Company and will receive a fee of 400,000 shares for arranging the January 1998 Superstar loan (which fee will be payable at such time as the Company has authorized shares of Common Stock available to issue in order to pay this fee). Additionally, Superstar has been granted a contingent option such that if such loan is repaid (and not converted), Superstar shall have a one year option to purchase up to 2.5 million shares of the Company's authorized and unissued Common Stock at an exercise price of $.40 per share. See below for the amended conversion terms of this loan.

         On March 23, 1998, MMP, SA ("MMP"), a stockholder of the Company and a subsidiary of Groupe AB, made available to the Company a line of credit (the "MMP Line of Credit") pursuant to which the Company borrowed $2,000,000. Outstanding amounts under the MMP Line of Credit bear interest at the rate of 13% per annum. Outstanding principal and accrued interest was due and payable on December 31, 1998 and the Loan has recently been amended (see below). As further consideration for granting the MMP Line of Credit, MMP was granted the right, until March 31, 2000, to purchase shares of authorized but unissued Common Stock of the Company at a price of $0.20 per share up to the aggregate outstanding principal amount of and accrued interest on the line of credit; provided, however, that the option may not be exercised until the Company holds a stockholders meeting to authorize additional shares of authorized but unissued Common Stock. Such purchase would not affect the outstanding principal amount of and accrued interest on the MMP Line of Credit. See below for the amended conversion terms of this loan.

         On March 25, 1998, Superstar loaned the Company an additional $400,000, payable on the same terms as the MMP Line of Credit. In connection with this new loan, Superstar was granted an option to purchase shares of the Company's common stock on the same terms as the option granted to MMP as described above. See below for the amended conversion terms of this loan.

         In August 1998, the Company entered into agreements with Superstar and Groupe AB pursuant to which Superstar agreed to make available $5.0 million and Groupe AB agreed to provide cash and services aggregating $6.64 million ($400,000 in cash which was payable to the Company in August 1998 and $6.24 million in services over a two year period). Such funding is initially in the form of debt (bearing interest at the rate of 13% per annum), but will be automatically converted into equity at the rate of $0.10 per share upon and after approval of an increase in the Company's authorized common stock available for issuance. If stockholder approval of the increase in the authorized common stock is not obtained, then the debt incurred to that date, together with interest and penalties, will be immediately due and payable. Once these obligations are converted into Common Stock and assuming no exercise of options and warrants, Superstar and Groupe AB will control approximately 80% of the Company's outstanding common stock and will control the Company.

         In December 1998, when the Company did not meet its obligation to hold a stockholders' meeting by November 30, 1998, Superstar and Groupe AB demanded that the Company: (i) reduce the conversion price on all of its outstanding convertible debt to $0.10 per share; and (ii) that the Company pay a penalty of 2% of the outstanding principal amount of the loans (payable in shares at $0.10 per share) for each month during which the Company does not hold its special stockholders meeting to seek approval of the amendment to the Company's articles of incorporation. On December 18, 1998, the Board agreed to these changes. Superstar and Groupe AB also agreed, as part of the amendment to the terms of their loans, that all of the convertible debt which they hold will now automatically convert into Common Stock upon the approval by the Company's stockholders of the increase in the Company's authorized Common Stock.

         In March 1999, Groupe AB agreed to fund an additional $6.0 million to the Company for working capital and to all the Company repay indebtedness, including the funds required to complete the Instar Settlement. Such amount will be funded over the next year and will automatically convert into Common Stock at $0.10 per share.

         DEBT DUE FROM LATITUDE INVESTMENTS LIMITED

         The Company's balance sheet at December 31, 1998 includes a due from stockholder of $313,691. This amount represents an amount due from Latitude, one of the Company's founding stockholders. See Item 12. "Certain Relationships and Related Transactions." This amount was initially presented to the Company as a deposit paid by Latitude to PTT Telecom on behalf of CM (UK) and Latitude received credit for the amount of such deposit in connection with its original 1995 subscription to purchase shares of CM (UK)'s stock (which shares were exchanged for shares of the Company's Common Stock in December 1995). The Company had determined that no deposit was ever paid by Latitude to PTT Telecom and that therefore the shares of Common Stock owned by Latitude were not fully paid as presented. This obligation will be deemed satisfied as part of the Instar Settlement.

         The Company has been advised by KPN Telecom, formerly known as PTT Telecom ("KPN"), that Onyx Television owes them approximately $1,060,000. The Company believes that the amount due is significantly lower, due to failures in the performance of services by KPN over the period of the agreement. At the present time, the Company has accrued the entire amount allegedly owed to KPN until this dispute is resolved. Additionally, the Company has been advised that KPN has called upon the guaranty from Universal (see discussion above) and drawn down upon the 500,000 ECU (approximately $587,000) being held to secure the guaranty. As a result, the Company owed the amount paid by Universal back to Universal. However, the Company's obligation to Universal will be deemed satisfied as part of the Instar Settlement.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that the proceeds from the Superstar and Group AB agreements will fund, along with anticipated revenues from operations, the Company's operations for the next 12 months (assuming that the Company's authorized Common Stock available for issuance is increased at the stockholders' meeting anticipated to be held in the near future). However, if revenues do not meet expectations, additional funding will be required. The Company will also require additional funding to meet its non-operating indebtedness, and may issue additional shares of its Common Stock to repay some of this indebtedness. There can be no assurance that such funding will be available.

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

         Although the Company is a Nevada corporation, its operations are conducted outside of the United States through subsidiaries formed under the laws of jurisdictions other than the United States. In addition, many of the directors and officers of the Company are not residents of the United States. As such, the Company, its stockholders and/or investors in the Common Stock, are subject to the risks inherent in such an operational structure including, without limitation, the following: (i) the Company's ability to receive dividends or other distributions from its subsidiaries being subject to, among other things, (a) restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate and (b) board of directors or creditor approval; (ii) it may be difficult, if not impossible, for investors to (a) enforce, outside the United States, judgments against the Company obtained in the United States in any civil actions, including actions predicated upon the civil liability provisions of the United States federal securities laws and (b) effect service of process within the United States upon directors and officers of the Company who are non-residents of the United States or enforce against them judgments obtained in the United States courts, including judgments predicated upon the civil liability provisions of the United States federal securities laws; (iii) changes in the political or economic climate in the countries in which the Company does business; (iv) new or changed currency controls in foreign jurisdictions that have or may in the future be implemented which may limit or ban completely the Company's receipt of revenues from its foreign subsidiaries; and (v) currency exchange risks (the Company does not currently hedge against foreign currency exchange rate risks, and does not expect to do so in the future). The Company is also exposed to the risk of changes in foreign and domestic laws and policies that govern operations of overseas-based companies.

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

ITEM 7.           FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Years ended December 31, 1998 and 1997

         Independent Auditors' Report of PricewaterhouseCoopers to the Board of
                  Directors and Shareholders of Capital Media Group Limited.....................................F-2

         Independent Auditors' Report of Deloitte & Touche to the Board of
                  Directors and Shareholders of Capital Media Group Limited.....................................F-3

         Independent Auditors' Report of Coopers & Lybrand to the
                  Board of Directors and Stockholders of Tinerama Investment AG.................................F-4

         Consolidated Balance Sheet at December 31, 1998 and 1997 (restated)....................................F-5

         Consolidated Statement of Operations For Years Ended December 31, 1998
                  and 1997 (restated)...........................................................................F-6

         Consolidated Statement of Stockholders' Equity For Years ended December 31,
                  1998 and 1997 (restated)......................................................................F-7

         Consolidated Statement of Cash Flows For the Years Ended December 31, 1998
                  and 1997 (restated)...........................................................................F-8

         Notes to Consolidated Financial Statements.............................................................F-9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has engaged the firm of PricewaterhouseCoopers to act as the Company's independent auditors for the fiscal year ended December 31, 1998.

         Deloitte & Touche ("Deloitte & Touche"), which served as the Company's independent auditors during the fiscal years ended December 31, 1995, 1996 and 1997, resigned as the Company's independent auditors effective on February 18, 1999. In connection with their audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997 and 1996, and in the subsequent interim periods preceding their resignation, there were no disagreements between the Company and Deloitte & Touche on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Deloitte and Touche would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report. Deloitte and Touche's audit reports for 1997 and 1996 contained explanatory paragraphs as to the going concern and as to the outcome of certain litigation against the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following persons presently serve as directors and executive officers of the Company:

NAME                      Age     Position

Gilles Assouline           43     Chairman, President, Chief Executive Officer
Michel Assouline           39     Director and Chief Operating Officer
David Ho                   50     Director
Jean-Pierre Souviron       60     Director
Stanley Hollander          60     Director
Jean-Francois Klein        33     Director
Stephen Kornfeld           58     Director
Stephen Coleman            51     Chief Financial Officer

         Stephen Kornfeld and Jean-Pierre Souviron, who have served as directors since September 1996 and August 1997, respectively, are expected to retire from the Board at the close of the Company's next stockholders' meeting.

CHANGES TO THE COMPANY'S MANAGEMENT

         The Company's Board currently consists of seven members. In August 1997, in connection with the completion of the Company's acquisition of a majority of the outstanding shares of Unimedia, S.A. ("Unimedia"), Gilles Assouline, the Chief Executive Officer of Unimedia, Michel Assouline, an executive officer of Unimedia, Jean-Pierre Souviron, a director of Unimedia, and David Ho, were appointed to the Board. Shortly thereafter, three persons who were on the Board at that date, Charles Koppel, Karl Hauptmann and James Leitner, unexpectedly resigned from the Board. Additionally, two directors of the Company, for reasons unrelated to the Company's operations and the Company's acquisition of Unimedia, Marc Sillam, and Barry Llewellyn, resigned from the Board in October 1997 and September 1998, respectively.

         At a Board meeting held on August 1, 1997, the newly constituted Board elected Gilles Assouline as the Chairman, President and Chief Executive Officer, and Michel Assouline as the Vice President and Chief Operating Officer, of the Company.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

         Gilles Assouline was, along with his brother, Michel Assouline, a founder of Unimedia in July 1995. Prior thereto, for more than five years, Gilles Assouline was the founder and managing director of several consulting, software and media companies. See Item 12. "Certain Relationships and Related Transactions."

         Prior to July 1995, for more than five years, Michel Assouline was employed by Thomson- CSF in various executive capacities, including having responsibility for business development at the corporate level. Prior to joining Thompson in 1990, Michel Assouline was a management strategy consultant. See
Item 12. "Certain Relationships and Related Transactions."

         David Ho is the founder of Caltex South China Investments Limited and holds the position of Executive Vice Chairman of this petroleum firm, where he has been employed for more than the last five years. Mr. Ho, through a private venture capital fund, also has interests in other Asia Pacific companies with extensive interests in manufacturing, leisure, construction, meat processing and real estate. Mr. Ho is also a director of Regency Worldwide Holdings Limited. See Item 12. "Certain Relationships and Related Transactions."

         Jean-Pierre Souviron has had an outstanding career both in French industry and in various government positions. At various times, he held positions as Technical Counsel to the Minister of Industry, Deputy Director to the Minister of Foreign Affairs and Director of Industrial and International Affairs at the Direction Generale des Telecommunications. He was, between 1978 and 1981, General Director of Industry for the French Ministry. Mr. Souviron has previously held positions as Chairman of DB Morgan Grenfell France S.A. He is presently the chairman and chief executive officer of a telephone company in France that he founded. Mr. Souviron is also a member of the Board of Directors of Cerus and Valeo.

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

         Stephen Kornfeld is a director and was Co-Chairman of the Board of Directors of the Company from September 20, 1996 to August 1, 1997. For the last five years, Mr. Kornfeld has acted as an investor in and a consultant to several companies, as well as pursuing other business interests.

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

COMMITTEES OF THE BOARD

         The Board of Directors has established Committees to assist it in the discharge of its responsibilities. These Committees, their principal responsibilities, and the current members of each are described below. Prior to August 1997, the Company did not have formal Audit or Compensation Committees. It was considered the continuing responsibility of the whole Board to consider matters with respect to the independent public accountants, to determine employee benefits and to recommend nominees for the Board. On August 1, 1997, the Board of Directors created an Audit Committee and Compensation Committee of the Board. The Compensation Committee met once during 1997 and once during 1998 and the Audit Committee did not meet during 1997 or 1998.

         AUDIT COMMITTEE

         The Audit Committee is comprised of Messrs. Ho and Souviron. The Audit Committee will recommend the firm to be appointed as independent accountants to audit the Company's financial statements and to perform services related to the audit, review the scope and results of the audit with the independent accountants, review with management and the independent accountants the Company's year-end operating results and consider the adequacy of the Company's internal accounting procedures.

         COMPENSATION COMMITTEE

         The Compensation Committee is comprised of Messrs. Ho, Klein, Hollander and Souviron. The Compensation Committee will review and recommend the compensation arrangements for all directors and officers and approve such arrangements for other senior level employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         To the Company's knowledge, no compensation committee interlocks currently exist between the Company's management and its directors.

BOARD COMPENSATION

         Directors of the Company receive no compensation for their services as a director. However, directors are sometimes reimbursed for travel expenses incurred in attending meetings of the Board of Directors and its committees.

         On March 10, 1998, the Board of Directors granted options to purchase an aggregate of 4,000,000 of Common Stock at an exercise price of $0.35 per share (the fair market value of the Common Stock on the date of grant). Messrs. Gilles Assouline, Chairman and Chief Executive Officer of the Company, Michel Assouline, Chief Operating Officer of the Company, Stephen

Coleman, Chief Financial Officer of the Company and Barry Llewellyn, Vice President and a Director, of the Company, were each granted options to purchase 1,000,000 shares. Of each 1,000,000 share option grant, options to purchase 200,000 shares vested immediately, with the remaining options vesting in equal portions over the next three years (in that regard, 800,000 of the options which were issued to Mr. Llewellyn have lapsed due to his resignation from the Company in September 1998).

         Additionally, on the same date, each non-employee director of the Company was granted options to purchase 100,000 shares of Common Stock at an exercise price of $0.35 per share, for each year of service on the Board of Directors of the Company, with each non-employee director receiving a minimum of 100,000 options. An aggregate of options to purchase 500,000 shares were granted to non-employee directors of the Company. These options vested immediately.

         None of the options described in the two paragraphs above may be exercised until the Company has held a stockholders meeting at which its Articles of Incorporation are amended to increase the number of authorized shares of Common Stock of the Company to at least the number required for the issuance of shares upon the exercise and/or conversion of the Company's other derivative securities.

CONSULTANTS

         Jacques Dubost, age 69, acts as consultant on behalf of his company, Valfab S.C.B. ("Valfab"), for Unimedia and the Company, with respect to gaming and funding matters. Mr. Dubost has over 40 years of experience in the gaming industry. Over that period, Mr. Dubost owned and operated a hotel casino in Dieppe, France and managed several other casinos, including the Monte- Carlo casino in Monaco and the Palm Beach Casino in Cannes, France.

         In 1997, Valfab received the following fees relating to introducing investors to Unimedia who purchased Company common stock from Unimedia (a) $195,000 in cash (b) 106,666 shares of the Common Stock with a $64,000 value. See Item 6. "Management's Discussion and Analysis or Plan of Operation -- Financial Condition, Liquidity and Capital Resources." Further, if Valfab introduces investors to the Company in the future, Valfab will receive commissions not to exceed 8% of the investment made.

         Valfab has also received (and will receive in the future) commissions for services relating to the Company's and Unimedia's on-line gaming and entertainment activities. It can be anticipated that a portion of any fees paid to Valfab will be paid in shares of the Company's authorized but unissued common stock.

BOARD MEETINGS

         The Board of Directors of the Company held a total of 10 meetings during the fiscal year ended December 31, 1998. Each of the directors attended at least 75% of the aggregate number of meetings of the Board of Directors.

FAMILY RELATIONSHIPS

         Gilles Assouline, the Company's Chairman of the Board, President and Chief Executive Officer, and Michel Assouline, both members and nominees to the Company's Board of Directors, are brothers.

COMPLIANCE WITH SECTION 16(A)

         The Company's officers, directors and more than 10% holders are required to make filings with the SEC on Forms 3, 4 and, if required, 5 under
Section 16(a) of the Securities Exchange Act of 1934, to report their beneficial ownership of the Company's securities at the time they became officers, directors and more than 10% stockholders of the Company, and each month thereafter that such ownership changes. All of the Company's current officers, and all of the Company's current directors (except Jean-Francois Klein) have made all of their required filings for 1998 and for periods prior thereto. Based upon the information available to the Company, all of the holders who are believed to own beneficially more than 10% of the Company's outstanding shares have made their required filings under Section 16(a), except Groupe AB and Claude Berda. All of the filings made by all of the Company's current officers, directors and more than 10% stockholders were not filed on a timely basis as required under Section 16(a). The delinquent filings required to be made by Messrs. Klein and Berda and by Groupe AB will be filed in the near future.

ITEM 10.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation paid or accrued during 1998 to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose aggregate direct compensation exceeded $100,000.

                                           SUMMARY COMPENSATION TABLE
                                           --------------------------

                                                                                       LONG-TERM
                                                ANNUAL COMPENSATION                    COMPENSATION
                                 --------------------------------------------------    ------------
                                                                       OTHER ANNUAL                  ALL OTHER
NAME                              YEAR          SALARY      BONUS     COMPENSATION     OPTIONS    COMPENSATION
                                                   ($)        ($)           ($)           (#)           ($)
                                                   ---        ---           ---           ---           ---
Gilles Assouline                  1998          250,000                               1,000,000       --
                                  1997          104,000      --            --                (1)

Michel Assouline                  1998          200,000                               1,000,000       --
                                  1997           83,000      --            --                (1)

Stephen Coleman                   1998          200,000                               1,000,000       --
                                  1997          160,000      --            --

Charles Koppel                    1997          110,000      --            --                --    100,000(2)

Barry Llewellyn                   1998           75,000                                 200,000     20,000(3)
                                  1997          160,000      --            --                          --

-----------------------------

(1) Gilles Assouline and Michel Assouline received in 1997 under their employment agreements (see "Employment Agreements with Executive Officers" below) a grant of 200,000 shares and 175,000 shares, respectively, and warrants to purchase 200,000 shares and 175,000 shares, respectively.

(2) Settlement of amounts due under Service Agreement. See Item 3. "Legal Proceedings."

(3) Settlement of amounts due under Service Agreement. No longer employed by the Company.

OPTION GRANTS DURING LAST FISCAL YEAR

         The following table sets forth information concerning options to purchase shares of CMG's Common Stock granted during the fiscal year ended December 31, 1998 to those persons named in the Summary Compensation Table.

                                                    NUMBER OF          % OF TOTAL
                                                      SHARES         OPTIONS GRANTED
                                                    UNDERLYING       TO EMPLOYEES IN    EXERCISE PRICE   EXPIRATION
                    NAME                         OPTIONS GRANTED       FISCAL YEAR        ($/SHARE)         DATE
                    ----                        ------------------  -----------------  ---------------  ------------
Gilles Assouline............................             1,000,000           25%             $0.35         3/10/03
Michel Assouline............................             1,000,000           25%             $0.35         3/10/03
Stephen Coleman.............................             1,000,000           25%             $0.35         3/10/03
Barry Llewellyn(1)..........................             1,000,000           25%             $0.35         3/10/03

-----------------------

(1) No longer employed by the Company. Unvested portion of these options (800,000 shares) have been forfeited.

AGGREGATED OPTIONS EXERCISED, LAST FISCAL YEAR END OPTION VALUES

         The following table sets forth information concerning the exercise of stock options to purchase shares of Common Stock during the 1998 fiscal year and the value of unexercised stock options to purchase shares of Common Stock at the end of the 1998 fiscal year for the persons named in the Summary Compensation Table.

                                                                              NUMBER OF                 VALUE OF UNEXERCISED
                                                                         UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS AT
          NAME                                                            AT FISCAL YEAR END            FISCAL YEAR END($)*
          ----                                                        --------------------------     --------------------------
                        NUMBER OF SHARES
                          ACQUIRED ON
                            EXERCISE           VALUE REALIZED ($)     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
                       ------------------      ------------------     --------------------------     --------------------------
Gilles Assouline.....          --                      --                  320,000/880,000                      0/0
Michel Assouline.....          --                      --                  305,000/870,000                      0/0
Stephen Coleman......          --                      --                  500,000/800,000                      0/0
Barry Llewellyn(1)...          --                      --                     200,000/0                         0/0

-----------------------------

* Computed based upon the difference between the closing price of CMG Common Stock at December 31, 1998 and the exercise price. No value has been assigned to options which are not in-the-money.

(1) No longer employed by the Company. Unvested options have been forfeited.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         The Company has entered into three-year employment agreements with Gilles Assouline and Michel Assouline, effective August 1, 1997, providing for them to receive the following compensation for their services on the Company's behalf: (i) annual base compensation of $250,000 and $200,000, respectively, (paid in french francs at the rate of six French francs to the dollar after August 1998); (ii) such bonus compensation as is determined by the Board in its discretion; (iii) a grant of 200,000 and 175,000 shares, respectively, of Common Stock; (iv) options to purchase an additional 200,000 and 175,000 shares of Common Stock at the fair market value of the Common Stock on the date of grant ($0.57); and (v) such benefits as are provided generally to the executive management of the Company. The shares and options vested 2/5 upon the effective date of the agreement and will vest 1/5 on each of the first, second and third anniversaries, respectively, of the agreement. The agreements provide that Messrs. Gilles Assouline and Michel Assouline shall be paid one year's base compensation if they are terminated without cause during the term of the agreements.

         Barry Llewellyn was a director of the Company from May 1995 until September 1998, and was an executive officer of the Company from May 1995 until June 1998. Mr. Llewellyn had a service agreement with the Company under which he was entitled to annual base salary of (pound)100,000 ($160,000). In connection with his resignation as an executive officer of the Company, the Company and Mr. Llewellyn entered into a settlement pursuant to which Mr. Llewellyn received a payment of (pound)12,500 ($20,000) in full satisfaction of the Company's future obligations under his service agreement and the service agreement was canceled.

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

STOCK OPTIONS

         In March 1998, the Company granted stock options to its executive officers and directors. See Item 9. "Executive Officers and Directors-Board Compensation" for information regarding the terms of these stock options.

         On December 18, 1998, the Board approved the grant of a two-year warrant to purchase an aggregate of 16.0 million shares at an exercise price of $0.10 per share to Diamond Productions, an entity controlled by Gilles Assouline and Michel Assouline. This warrant is subject to stockholder approval at the stockholders meeting which is anticipated to be held in the near future.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         As of the date of this Form 10-KSB, the Company had issued 40,094,139 shares of its Common Stock, 1,667,916 (including 600,000 pledged as security by Unimedia to support its guaranty of certain debt of Pixel, Ltd. due to a financial institution) of which are owned by Unimedia, a company which is an 81.6% owned subsidiary of the Company. As such, at this date there are 38,426,223 shares of Common Stock issued and outstanding.

         Additionally, the Company will issue (assuming a conversion of the convertible debt at April 30, 1998) immediately upon the approval of an increase in the authorized Common Stock an additional 66.6 million shares to Superstar and an additional 60.6 million shares to Groupe AB (plus, in each such case, additional shares (approximately 16.6 million shares) representing the conversion into shares of interest and penalty due on this convertible debt to the date of conversion). The Company will also be contractually obligated to issue to Groupe AB for services to be rendered on behalf of Onyx Television and fundings to be made to the Company by Groupe AB over the next two years an additional 85.8 million shares. Upon conversion of all of the convertible debt of the Company held by Groupe AB and Superstar into Common Stock (including interest and penalties thereon and assuming no exercise of warrants and options), Superstar and Groupe AB will collectively own approximately 80% of the outstanding Common Stock.

         The Company was contractually obligated to hold a stockholders' meeting to vote on an increase in the Company's authorized Common Stock on or before November 30, 1998. Groupe AB and Superstar have agreed to extend the deadline for the Meeting, but the Company is now obligated to pay a penalty of two percent (2%) per month of the outstanding principal amount due to Groupe AB and Superstar, payable in shares of Common Stock at $0.10 per share until such time as the Company holds the Meeting.

         The following table sets forth, as of the date of this Form 10-KSB, the share ownership of the Common Stock (without the effect of the conversion of any outstanding convertible debt, since such debt is not by its terms convertible until the Company's stockholders approve an increase in the Company's Common Stock allowing for the automatic conversion of this debt into Common Stock) by
(i) each person who owns beneficially more than 5% of the outstanding Common Stock, (ii) each of the Registrant's directors and executive officers; and (iii) all directors and executive officers as a group, is as follows.

                              [CHART ON NEXT PAGE]

                                                             SHARES                         PERCENT OF OUTSTANDING
          NAME OF BENEFICIAL OWNER                     BENEFICIALLY OWNED                        COMMON STOCK
          ------------------------                     ------------------                        ------------
Gilles Assouline(1)(2)(3)                                  3,528,000                                  9.0%
Michel Assouline(1)(3)(4)                                          0                                  *
David Ho(5)(6)                                             4,585,965                                 11.8%
Charles Koppel(7)(8)                                       1,750,000                                  4.5%
Stephen Kornfeld(6)(9)                                       775,000                                  2.0%
Karl Hauptmann(10)                                         1,908,000                                  5.0%
James Leitner(11)                                          1,399,500                                  3.6%
Jean-Pierre Souviron(1)(6)(12)                               140,000                                  *
Jean-Francois Klein(1)(6)(13)(14)                          1,785,700                                  4.6%
Stanley Hollander(6)(15)                                      90,000                                  *
Edgeport Nominees(16)                                      2,332,656                                  6.6%
Groupe AB(17)                                              5,000,000                                 13.8%
Claude Berda(13)(17)                                       6,785,700                                 18.4%
Stephen Coleman(3)(18)                                       300,000                                  *
Kestrel, S.A.(19)                                          1,730,942                                  4.5%
Directors and Executive Officers as
a group (8 persons)(20)                                    9,618,965                                 24.6%

------------------------------------

*        Less than 1%.

(1) In connection with the Unimedia Share Exchange, (see Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for information) the Company became obligated to issue to the former stockholders of Unimedia certain warrants to purchase shares of the Company's common stock, as follows: (i) warrants to purchase an aggregate of 197,675 shares at an exercise price of $2.50 per share; (ii) warrants to purchase an aggregate of 77,871 shares at an exercise price of $3.125 per share; and (iii) warrants to purchase an aggregate of 1,139,144 shares at an exercise price of $4.00 per share. The Company will issue these warrants in the near future.

(2) Includes shares owned of record by two entities, Diamond Productions and Multimedia Investments ("MMI"). Gilles Assouline, the Company's President and Chief Executive Officer, controls the power to vote and dispose of the shares of Common Stock owned by these entities, and may therefore be deemed to be the beneficial owner of these shares for U.S. securities law purposes. However, the actual number of shares of Common Stock owned by these entities and a third entity, Media Ventures (see footnote 13 below), from which Mr. Assouline and his wife, Anne-Marie Assouline, ultimately benefit is 2,118,281 shares (5.4%). Excludes shares, options and warrants to be issued to Mr. Assouline under his employment agreement or under the warrant granted to Diamond Productions. Additionally, Mr. and Mrs. Assouline's pecuniary interest is subject to a put (through ownership of shares in Media Ventures) aggregating 110,800 of the Company shares from which they benefit. See footnotes (4) and (13) below. If the put were to be exercised, it would reduce Anne-Marie and Gilles Assouline's collective interest in the Company to 2,007,630 shares (5.1%). Further, MMI intends to utilize up to 1.2 million of its shares to repay certain indebtedness owed by such company to third parties. In such event, Mr. and Mrs. Assouline will benefit from 1,714,493 shares (1,651,508 shares if the put is exercised).

(3) Excludes options to purchase 1.0 million shares at $.35 per share. Since these options cannot be exercised until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the

         Company's authorized Common Stock, such options are not deemed to be beneficially owned at this date for reporting purposes.

(4) Michel Assouline, the Company's Chief Operating Officer, ultimately benefits from the 765,726 (2.0%) shares owned by several corporate entities controlled by Gilles Assouline and J. F. Klein. See footnotes
         (2) and (13). Mr. Assouline does not control the power to vote and dispose of the shares owned by those entities. Excludes shares, options and warrants which may be issued to Michel Assouline under his employment agreement or under the warrant granted to Diamond Productions. Additionally, Michel Assouline's pecuniary interest is subject to a put (see footnote 2 for details) aggregating 55,413 of the Company shares from which he benefits. See footnotes (2) and (13). If the put were to be exercised, it would reduce Michel Assouline's interest in the Company to 708,822 shares (1.8%). Further, if MMI utilizes certain of its shares to repay indebtedness, Mr. Assouline would ultimately benefit from 621,712 shares (590,223 if the put is exercised).

(5) Shares are owned of record by Unbeatable Investments Ltd. and Superstar, both of which entities are controlled by Mr. Ho. Additionally, Superstar holds $6.65 million in convertible debt of the Company. See Item 6. "Management's Discussion and Analysis or Plan of Operation" and Item 12. "Certain Relationships and Related Transactions."

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

(8) Mr. Koppel controls the power to vote and dispose of all of the shares of Common Stock owned by Clifton. However, Mr. Koppel is the beneficial owner of only 1,287,500 of the 1,500,000 shares of Common Stock owned by Clifton. The balance are held for the account of third parties, including Messrs. Leitner and Hauptmann.

(9) Includes: (i) 400,000 Shares of Common Stock owned by Kornfeld Associates International, Inc. ("KAI") and options to purchase an additional 200,000 shares of Common Stock at an exercise price of $2.50 per share, and (ii) 140,000 shares and 35,000 warrants to purchase shares at $4.00 per share owned by trusts of which Mr. Kornfeld is trustee.

(10) Owned of record by Telor International Limited ("Telor"), a corporation controlled by Mr. Hauptmann. Includes warrants to acquire 67,500 shares of Common Stock at an exercise price of $4.00 per share. Excludes 62,500 shares owned by Clifton for Mr. Hauptmann's benefit. Additionally, Mr. Hauptmann has a $200,000 interest in the Instar Loan. See Item 6. "Management's Discussion and Analysis or Plan of
         Operation" for information regarding the current status of the Instar Loan. See also footnote (8).

(11) Includes warrants to purchase 132,500 shares of Common Stock at an exercise price of $4.00 per share. Excludes 50,000 shares owned by Clifton for Mr. Leitner's benefit. Additionally, Mr. Leitner has a $500,000 interest in the Instar Loan. See Item 6. "Management's Discussion and Analysis or Plan of Operation" for information regarding the current status of the Instar Loan. See also footnote (8).

(12) Owned of record by Souviron Industrie Conseil Sarl., an entity controlled by Mr. Souviron.

(13) Includes shares owned of record by two entities, BIMAP and Media Venture. Mr. Klein controls the power to vote and dispose of the shares of Common Stock owned by these entities, and may therefore be deemed to be the beneficial owner of these shares for U.S. securities law purposes. However, the ultimate benefit from 2,064,234 of the shares owned of record by these entities and an entity of which Gilles Assouline is the Chairman, MMI, is held by Claude Berda, who is also an officer, director and principal shareholder of Groupe AB. See "Certain Relationships and Related Transactions." Mr. Berda is also deemed to be the beneficial owner over the shares owned by BIMAP, Media Ventures, MMI and Groupe AB. See footnote (17) below. The beneficiaries of these shares have a put (see footnote 2 for details) to acquire the benefit of an additional 166,063 Company shares. See footnotes (2) and (4) above. If the put were to be exercised, it would increase Mr. Berda's ultimate interest in the Company to 2,230,297 shares (5.7%) based upon his interest in BIMAP and Media Venture. Additionally, Mr. Berda has a pecuniary interest in his proportionate interest of the Company securities owned by Groupe AB. Further, if MMI uses a portion of its shares to repay debt, the shares from which Mr. Berda will ultimately benefit will be 1,413,036 shares (1,579,099 shares if the Put is exercised).

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

(16) Edgeport Nominees holds these securities for the benefit of customers of Townsley & Co. See Item 12. "Certain Relationships and Related Transactions." Includes warrants to purchase 193,385 shares of Common Stock at an exercise price of $3.125 per share, warrants to purchase 130,000 shares of Common Stock at $2.50 per share and warrants to purchase 572,606 shares of Common Stock at $4.00 per share. Barry Townsley, the principal of Townsley & Co. and a former director of the Company, also owns an additional 105,000 shares of the Company's common stock and warrants to purchase 52,500 shares of the Company's Common stock at an exercise price of $4.00 per share. Additionally, Mr. Townsley has a $300,000 interest in the Instar Loan. See Item 6. "Management's Discussion and Analysis or Plan of Operation" for information regarding the current status of the Instar Loan.

(17) Shares are owned of record by MMP, S.A. on behalf of Groupe AB. Includes warrants to purchase 1,800,000 shares of Common Stock at an exercise price of $4.00 per share. Mr. Klein disclaims beneficial ownership over the shares and warrants owned by Groupe AB. Mr. Berda is deemed the beneficial owner of the shares and warrants owned by Groupe AB, by virtue of his being a principal stockholder, officer and director of that entity, although he only benefits from his proportionate share of such securities. If the securities owned by Groupe AB are aggregated with the shares beneficially owned by Mr. Berda through BIMAP and, Media Ventures, Mr. Berda would be deemed to ultimately benefit from an aggregate of 7,064,237 shares (19.4%), or 7,230,300 (19.9%) if the put is exercised. See footnotes (13) and (14) above. Group AB also owns certain convertible debt of the Company. See
         Item 6. "Management's Discussion and Analysis or Plan of Operation-Financial Condition, Liquidity and Capital Resources" and
         Item 12. "Certain Relationships and Related Transactions."

(18)     Includes options to purchase 300,000 shares at $2.50 per share.

(19) Kestrel, S.A., a Switzerland based investment firm, has advised the Company that it holds these shares of the Common Stock and warrants to purchase additional shares of Common Stock in two nominee corporations, Latitude Investments and Transit Securities, for the benefit of multiple owners. Clients of Kestrel also control Universal, which has arranged for the transponder guarantee. See Item 6. "Management's Discussion and Analysis or Plan of Operation" and Note 8 to Notes to Consolidated Financial Statements. Kestrel has advised the Company that it holds these securities in non-discretionary accounts and that it does not have the power to vote or dispose of the shares of Common Stock held by it. Kestrel has also advised the Company that no affiliate of the Company has an interest in these securities and that none of the beneficial owners of these securities has a five percent or more direct or indirect beneficial interest in the Common Stock. Includes warrants to purchase 67,500 shares of Common Stock at an exercise price of $4.00 per share. Montague Koppel, the father of Charles Koppel, the Company's former CEO, acts on behalf of Instar, Universal, Latitude and Transit with respect to the Company.

(20) Includes warrants to purchase an aggregate of 765,000 shares. Excludes options described in footnotes (3) and (6) above.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1996, CM (UK), a wholly owned subsidiary of this Company, borrowed US $2.0 million from Instar Holdings, Inc. (the "Instar Loan") and the Company currently owes Instar $2.61 million including interest to April 30, 1999. At the date of this Form 10-KSB, the Company and Instar have reached an agreement in principal to settle their dispute. Under the settlement (the "Instar Settlement"), the Company has agreed to pay Instar $2.2 million, $1.4 million of which will be paid at the closing of the Instar Settlement and the balance of which will be paid (without interest) in installments of $100,000 over the next eight months. Groupe AB has agreed to guaranty repayment of this amount to Instar, and will be obligated to deliver a guaranty agreement to Instar within 30 days after the closing. Additionally, as part of the settlement, Instar will receive 2.0 million shares when the Company's Stockholders' approve an increase in the Company's authorized Common Stock. The settlement is expected to be completed in the near future, although there can be no assurance that the settlement will be completed.

         Further as part of the settlement: (i) Universal has agreed that the Company shall no longer be liable to it for its guaranty of the transponder lease, (ii) the liability of Latitude Investments, Ltd. ("Latitude") to the Company will be extinguished; (iii) the Company and Instar, Universal and Latitude will enter into mutual releases regarding their respective obligations relating to the Instar, Universal and Latitude matters, and (iv) the Company and Charles Koppel, the former Chief Executive Officer of the Company, will enter into a mutual general release. Finally, as part of the Instar Settlement, Instar and Universal will be releasing their charges against CM(UK)'s assets and the stock of CM(UK). See Item 6. "Management's Discussion and Analysis or Plan of Operation -- Financial Condition, Liquidity and Capital Resources."

         Karl Hauptmann, James Leitner and Barry Townsley, each of whom is a former director of the Company, have interests of 10%, 25% and 15%, respectively, in the Instar Loan and Montague Koppel, the father of Charles Koppel, the former Chief Executive Officer of the Company, acts on behalf of Instar in connection with the Instar Loan and controls the balance of the Instar Loan. Mr. Koppel also acts on behalf of Latitude, Universal and Transit Securities, Inc.

         Karl Hauptmann, a former director and a more than 5% shareholder of the Company, is a principal of Telor International Limited, which owns 49% of Tinerama Investment ("TIAG"). The other 51% of TIAG is owned by the Company. Mr. Hauptmann is also a director of TIAG. Telor had an amount of $411,600 owing from Tinerama at June 30, 1997. See Item 1. "Discription of Business." Mr. Hauptmann was a Director of the Company until August 1997.

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

         Superstar has loaned the Company an aggregate of $6,650,000 and Groupe AB has loaned the Company $2.4 million in cash and is currently providing services to the Company with a value of $6.24 million over a two year period. Groupe AB has also recently agreed to lend the Company an additional $6.0 million, a portion of which will be used to fund the Company's settlement with Instar. These loans (principal and interest) and the amounts due for such services are automatically convertible into shares of Common Stock once the Company holds its annual meeting of stockholders and its stockholders approve an increase in the authorized Common Stock. The Company has agreed to pay a 2% per month penalty on the outstanding principal of the loans, payable in shares of Common Stock, for each month the Company fails to hold its special stockholders meeting subsequent to November 30, 1998. The convertible debt becomes automatically due to Superstar and Groupe AB and payable (with interest plus a 20% penalty) if the Company's stockholders do not approve an increase in the Company's authorized Common Stock. Groupe AB and Superstar, pursuant to their agreements with the Company, will own more than 80% of the outstanding Common Stock of the Company when their debt is converted into Common Stock (more than 90% after all fundings and services are provided by Groupe AB to the Company). For additional terms of these loans, see Item 6. "Management's Discussion and Analysis or Plan of Operation -- Financial Condition, Liquidity and Capital Resources." The Company believes that the terms of the Company's arrangements with Groupe AB and Superstar are more favorable to the Company than the arrangements which might have been available from unrelated third parties.

         In June 1997, prior to the Company's acquisition of an 81.6% interest in Unimedia and prior to Gilles Assouline and Michel Assouline becoming executive officers of the Company, the Company was assisted by Unimedia in completing a private placement. In connection with such placement, the Company paid Unimedia a fee of $240,000, which was netted against the proceeds of such offering. A portion of that fee ($195,000) was paid by Unimedia to Valfab for introducing Unimedia to certain of the investors acquired some of the Company's shares from Unimedia simultaneously with and/or immediately after this private placement. For information regarding the fees paid to Valfab, see Item 9. "Executive Officers and Directors-Consultants." For additional information regarding the Company's private placements, see Item 6. "Management's Discussion and Analysis or Plan of Operation -- Financial Condition, Liquidity and Capital Resources."

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

         10.18 Guarantee dated October 31, 1996 made between Universal Independent Holding Limited and the Guarantors (2).

         10.19 Deed of priorities dated October 31, 1996 made between Instar Holdings, Inc. and Universal Independent Holdings Limited and Capital Media (UK) Limited (2).

         10.20 Deed of priorities dated October 31, 1996 made between Instar Holdings, Inc. and Universal Independent Holdings Limited and Capital Media Group Limited (2).

         10.21 Form of Indemnification Agreement dated July 31, 1997, by and between the Company and Gilles Assouline and Michel Assouline
                  (3).

         10.22 Letter Agreement, dated July 1998, between CM (UK), the Company, Onyx, Superstar and Instar (3).

         10.23    Services Agreement between Onyx Television and Groupe AB (3).

         10.24    Superstar Note in the face amount of $5.0 million (3).

         10.25    Groupe AB Note in the face amount of $6.64 million (3).

         21.1     Subsidiaries (3).

         27.1     Financial Data Schedule.*
-------------------------
*  filed herewith

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(B)      REPORTS ON FORM 8-K

         1. Form 8-K reporting the resignation of Deloitte & Touche as the Company's independent auditor, dated February 18, 1999.

         2. Form 8-K reporting the appointment of PricewaterhouseCoopers as the Company's independent auditor, dated February 22, 1999.

                           CAPITAL MEDIA GROUP LIMITED


                          INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
YEAR END 1998 AND 1997

Independent Auditors' Report of PricewaterhouseCoopers to the Board of
     Directors and Stockholders of Capital Media Group Limited.............................F-2

Independent Auditors' Report of Deloitte & Touche to the Board of
     Directors and Shareholders of Capital Media Group Limited.............................F-3

Independent Auditors' Report of Coopers & Lybrand to the Board of
     Directors and Stockholders of Tinerama Investment AG..................................F-4

Consolidated Balance Sheet at December 31, 1998 and 1997 (restated)........................F-5

Consolidated Statement of Operations for the Years ended December 31, 1998 and
         1997 (restated)...................................................................F-6

Consolidated Statement of Stockholders' Equity for the Years ended December 31,
        1998 and 1997 (restated)...........................................................F-7

Consolidated Statement of Cash Flows for the Years ended December 31, 1998 and 1997 (restated)................................................................F-8

Notes to the Consolidated Financial Statements.............................................F-9

                          CAPITAL MEDIA GROUP LIMITED


           INDEPENDENT AUDITORS' REPORT TO THE BOARD OF DIRECTORS AND
              STOCKHOLDERS OF CAPITAL MEDIA GROUP LIMITED FOR 1998

To the Board of Directors and
the Stockholders of Capital Media Group Limited

        In our opinion, the consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity presented on pages F-5 through F-30, present fairly, in all material respects, the financial position of Capital Media Group Limited and its subsidiaries (the "Company") at December 31, 1998 and the result of their operations and their cash flows for the year in conformity with generally accepted accounting principles in the United States of America. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company's lack of cash being generated by trading and the uncertainty over its ability to raise further funds raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers


Paris, June 4, 1999

                           CAPITAL MEDIA GROUP LIMITED

INDEPENDENT AUDITORS' REPORT TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF CAPITAL MEDIA GROUP LIMITED FOR 1997

        We have audited the accompanying consolidated balance sheet of Capital Media Group Limited and its subsidiaries ("the companies") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Tinerama Investments AG (a consolidated subsidiary), which statements reflect total assets constituting 17% of consolidated total assets at December 31, 1997 and 1% of consolidated operating loss for the year then ended. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tinerama Investment AG, is based solely on the report of such other auditors.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1997 and the results of their operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles in the United States of America.

        The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company's lack of cash being generated by trading and the uncertainty over its ability to raise further funds raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 14 to the financial statements, the outcome of certain litigation against the company is unknown at this time.

        As discussed in Note 18 to the financial statements, the accompanying consolidated financial statements for the year ended December 31, 1997 have been restated.

DELOITTE & TOUCHE

Chartered Accountants
London, England
14 October 1998  (13 April 1999 as to Note 18)

                           CAPITAL MEDIA GROUP LIMITED

REPORT OF INDEPENDENT ACCOUNTANTS TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TINERAMA INVESTMENT AG

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material aspects the financial position of Tinerama Investment AG and its subsidiaries as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with Generally Accepted Accounting Principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with Generally Accepted Auditing Standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.


                                               Coopers & Lybrand


September 18, 1998
Bucharest, Roumania

                           CAPITAL MEDIA GROUP LIMITED

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998

                                                       NOTE       DECEMBER 31,    DECEMBER 31,
                                                                      1998            1997
                                                                                  AS RESTATED
                                                                                 (SEE NOTE 18)
                                                                       ($)            ($)
ASSETS
Cash and cash equivalents                               3             583,320         332,795
Accounts receivable within one year, net of             4
    allowances for doubtful accounts of $77,579                     1,801,892       1,004,171
    (December 31, 1997 - $11,788)
Inventories                                                            93,938          80,364
Amounts due from stockholders                          5-17           313,691         313,691
Prepaid expenses and deposits                                          40,003         507,024
                                                                 ------------    ------------

TOTAL CURRENT ASSETS                                                2,832,844       2,238,045
Investments                                                             4,153         143,336
Equity in affiliate companies                                         117,000          87,454
Intangible assets, net of accumulated amortization of
    $3,076,882 (December 31, 1997 - $2,203,973)          6          2,858,412       3,452,976
Property, plant and equipment, net                       7            796,233         380,517
                                                                 ------------    ------------

TOTAL ASSETS                                                        6,608,642       6,302,328
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                    3,786,764       4,245,888
Accrued expenses                                                    4,630,380       2,625,765
Related parties loans repayable within one year         8-17       14,337,442       4,229,008
Other loans repayable within one year                   8             190,000               -
Net liabilities for discontinued operations             9             496,228         338,433
Amounts due to minority stockholders                                        -         171,970
                                                                 ------------    ------------
TOTAL LIABILITIES                                                  23,440,814      11,611,064

COMMITMENTS AND CONTINGENCIES                          10-14                -               -

MINORITY INTEREST IN SUBSIDIARIES                                     404,209         402,477
                                                                 ------------    ------------
                                                                   23,845,023      12,013,541
                                                                 ------------    ------------
STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding                          -               -
Common stock - 50,000,000 shares authorized:
$0.001 par value 40,094,139 (December 31, 1997 -
40,094,139) issued and outstanding                                     40,090          40,090
Additional paid in capital                                         31,155,909      31,155,909
Shares held by subsidiary-1,667,916 (December 31,     18
1997 - 4,023,396), at cost                                           (950,712)     (2,282,752)
                                                                 ------------    ------------
                                                                   30,245,287      28,913,247
Cumulative translation adjustment                                     756,406       2,846,067
Accumulated deficit                                               (48,238,074)    (37,470,527)
                                                                 ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                        (17,236,381)     (5,711,213)
                                                                 ------------    ------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUIT                                             6,608,642       6,302,328
                                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                           CAPITAL MEDIA GROUP LIMITED

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                           YEAR ENDED
                                                                           DECEMBER 31,
                                                      YEAR ENDED              1997
                                                      DECEMBER 31,         AS RESTATED
                                                          1998            (SEE NOTE 18)
                                            NOTE           ($)                  ($)
Operating Revenue                                        2,468,490           1,286,076

Operating costs
    Staff costs                                          2,765,239           3,572,498
    Depreciation and amortization                        1,410,697           1,564,452
    Other operating expenses                 11          9,145,292          11,104,510
                                                      ------------        ------------
                                                       (13,321,228)        (16,241,460)

Operating loss                                         (10,852,738)        (14,955,384)

Other (expenses) / income                                 (465,696)            441,748
Financial income (expense) net               12            970,407          (2,812,292)
Equity in net losses of affiliates                        (150,808)           (251,550)
                                                      ------------        ------------
Loss from continuing operations                        (10,498,835)        (17,577,478)
   before taxation
Income tax benefit                           13             41,552               1,658
                                                      ------------        ------------
                                                       (10,457,283)        (17,575,820)
Discontinued operations                       9
Net loss from operation of discontinued
subsidiary including provision for our
share of $84,267 estimated operating
losses through date of disposal                           (308,532)           (797,770)

Minority interest                                           (1,732)              1,834
                                                      ------------        ------------

Net loss                                               (10,767,547)        (18,371,756)
                                                      ============        ============
Net loss per share for continuing            15
operations - basic                                    ($      0.26)       ($      0.63)
                                                      ============        ============

- diluted                                             ($      0.26)       ($      0.63)
                                                      ============        ============

Net loss per share including discontinued
operations                                   15
- basic                                               ($      0.27)       ($      0.66)
                                                      ============        ============

- diluted                                             ($      0.27)       ($      0.66)
                                                      ============        ============
Weighted average shares - basic                         40,094,139          27,966,383
                                                      ============        ============
Weighted average shares - diluted                       40,094,139          27,966,383
                                                      ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                           CAPITAL MEDIA GROUP LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 1998

                                                                   ADDITIONAL
YEAR ENDED                                                          PAID-IN        SHARES HELD
DECEMBER 31, 1998                   COMMON STOCK                    CAPITAL        BY SUBSIDIARY

                                      SHARES             ($)          ($)              ($)
Balance at                          40,094,139         40,090      31,155,909       (2,282,752)
January 1, 1998
as restated

Translation adjustment                    --              --              --              --

Net loss
Comprehensive loss                        --              --              --              --

Issuance of common stock                  --              --              --              --

Shares held by subsidiary sold            --              --              --         1,332,040
                                   -----------     -----------     -----------     -----------
Balance at
    December 31, 1998               40,094,139          40,090      31,155,909        (950,712)
                                   ===========     ===========     ===========     ===========

                                     CUMULATIVE
                                       OTHER
                                     COMPREHEN-
                                     SIVE INCOME    ACCUMULATED
                                      (DEFICIT)       DEFICIT           TOTAL
                                        ($)             ($)                ($)
Balance at                            2,846,067      (37,470,527)      (5,711,213)
January 1, 1998
as restated

Translation adjustment               (2,089,661)            --         (2,089,661)

Net loss                                             (10,767,547)     (10,767,547)
                                                                      -----------
Comprehensive loss                         --                         (12,857,208)

Issuance of common stock                   --               --               --

Shares held by subsidiary sold             --               --          1,332,040
                                    -----------      -----------      -----------
Balance at
    December 31, 1998                   756,406      (48,238,074)     (17,236,381)
                                    ===========      ===========      ===========

                                                                         ADDITIONAL
                                                                          PAID-IN       SHARES HELD
                                       COMMON STOCK                       CAPITAL      BY SUBSIDIARY
YEAR ENDED
SHARES DECEMBER 31, 1997                                     ($)            ($)             ($)
Balance at
    January 1, 1997                     12,663,328          12,663      17,117,651            --

Translation adjustment                        --              --              --              --

Net loss
Comprehensive loss                            --              --              --              --

Issuance of common stock                27,430,811          27,427      14,038,258            --

Shares held by subsidiary, at cost            --              --              --        (2,282,752)
                                       -----------     -----------     -----------     -----------
Balance at
    December 31, 1997 as
    restated (Note 18)                  40,094,139          40,090      31,155,909      (2,282,752)
                                       ===========     ===========     ===========     ===========

                                        CUMULATIVE
                                          OTHER
                                        COMPREHEN-
                                        SIVE INCOME   ACCUMULATED
                                         (DEFICIT)      DEFICIT           TOTAL
                                            ($)           ($)               ($)
Balance at
    January 1, 1997                       326,214     (19,098,771)      (1,642,243)

Translation adjustment                  2,519,853            --          2,519,853

Net loss                                              (18,371,756)     (18,371,756)
                                                                       -----------
Comprehensive loss                           --                        (15,851,903)

Issuance of common stock                     --              --         14,065,685

Shares held by subsidiary, at cost           --              --         (2,282,752)
                                      -----------     -----------      -----------
Balance at
    December 31, 1997 as
    restated (Note 18)                  2,846,067     (37,470,527)      (5,711,213)
                                      ===========     ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           CAPITAL MEDIA GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1998
                                                                                      YEAR ENDED
                                                               YEAR ENDED            DECEMBER 31,
                                                             DECEMBER 31,                   1997
                                                                     1998            AS RESTATED.
                                                                                     (SEE NOTE 18)
                                                                 ($)                      ($)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                      (10,767,547)           (18,371,756)
Adjustment to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                             1,410,697              2,438,829
      Equity in net losses of affiliates                          150,808                251,550
      Minority interest                                             1,732                 (1,834)
Changes in assets and liabilities:
      Decrease in other assets and inventories                     39,539                635,334
      Increase in accounts receivable                            (798,139)              (372,512)
      Increase in accrued expenses and other liabilities        2,704,749              3,994,657
                                                            -------------            -----------

NET CASH USED IN OPERATIONS                                    (7,258,161)           (11,425,732)
                                                            -------------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                     (489,580)               (17,742)
Acquisition of intangible assets                                  (31,120)            (4,615,776)
Cash proceeds from sale of investments                            994,047                390,647
Acquisition of Investments                                              -             (2,939,210)
                                                            -------------            -----------

NET CASH RECEIVED/(USED) IN INVESTING ACTIVITIES                  473,347             (7,182,081)
                                                            -------------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares                                        -             14,924,892
Commission paid on issuance of shares                                   -               (859,207)
Increase in short term debt                                     9,460,000              2,035,000
Repayments of loans                                              (335,000)                     -
                                                            -------------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       9,125,000             16,100,685
                                                            -------------            -----------

Effect of exchange rate changes on cash                        (2,089,661)             2,519,853
                                                            -------------            -----------
Net increase in cash and cash equivalents                         250,525                 12,725
Cash and cash equivalents at beginning of period                  332,795                320,070
                                                            -------------            -----------
Cash and cash equivalent at end of period                         583,320                332,795
                                                            =============            ===========

Supplemental data:
Interest paid                                                     151,977                111,285
Income tax paid                                                     6,222                  1,881

The accompanying notes are an integral part of these consolidated financial statements.

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

1.    SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Capital Media Group Limited (the "Company") and its wholly-owned subsidiaries, Capital Media
(UK) Limited ("CM(UK)"), and Onyx Television GmbH ("Onyx"), together with the Company's 81.6% owned subsidiary Unimedia S.A. ("Unimedia") and Unimedia's wholly owned subsidiary Pixel Limited ("Pixel"), and its 90% owned subsidiary TopCard S.A. ("TopCard"). All intercompany accounts and transactions have been eliminated in consolidation. CM(UK)'s 50% investment interest in Blink TV Limited ("Blink") and Pixel's 47.5% interest in Henry Communications Limited, have been accounted for using the equity method, after the elimination of all significant intercompany balances and transactions. Tinerama Investment AG ("Tinerama"), a 51% owned subsidiary, is treated as discontinued operations (See
Note 9).

The results of Unimedia, TopCard and Pixel have been consolidated in the consolidated financial statements from September 1997, November 1997 and January 1998, being their respective dates of acquisition.

INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market value. Inventories include both raw materials and finished goods.

INTANGIBLE ASSETS

Intangible assets represent purchased broadcast licenses, computer software and goodwill arising on acquisition of subsidiary undertakings. The amounts in the balance sheet are stated net of the related accumulated amortization. Computer software are amortized in the year of their acquisition. Broadcast licenses and goodwill are amortized on a straight-line basis over periods not exceeding six years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate that the carrying value of the assets may not be recoverable, by comparing the undiscounted future cash flows from such assets with the carrying value of the assets. Any impairment loss would be computed based upon the amount by which the carrying amount of the assets exceeds its fair value at any evaluation date.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are all stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as shown below:

Fixtures, fittings and equipment    5 to 20 years

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 1998

FOREIGN CURRENCY

Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates. Income statement items are translated at the average rate for the period. The effects of these translation adjustments are reported in a separate component of shareholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in net income.

Due to the hyper-inflationary situation in Romania, assets and liabilities of the Company's foreign subsidiary in Romania are translated at historical exchange rates in accordance with Statement of Financial Accounting Standards No. 52.

INCOME TAXES

Full provision is made for all deferred tax liabilities. Deferred income tax assets are recognized for deductible temporary differences and net operating losses, reduced by a valuation allowance if it is more likely than not that some portion of the benefit will not be realized.

LEASE

Operating leases are charged to expense, on a straight-line basis, over the term of the lease.

REVENUE RECOGNITION

Sales are recognized when products, services and fees are delivered and when advertisements are broadcast and thereby invoiced to the customer. Intercompany charges are eliminated on consolidation and not included in revenues.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred.

EARNINGS PER SHARE

In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE, which requires presentation of basic and diluted income per share on the face of the Consolidated Statements of Operations. Basic income per share is calculated on the basis of weighted average outstanding shares. Diluted income per share is computed on the basis of weighted average outstanding common shares, plus potential common shares assuming exercised stock options and conversion of outstanding convertible securities where issued. All prior year earnings per share disclosures have been restated in accordance with SFAS No. 128.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company and other long-term financing at December 31, 1998

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar debt instruments.

RECLASSIFICATIONS AND RESTATEMENT

Certain reclassifications have been made to the 1997 year end balances to conform to the 1998 year end presentation.

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

APPROVED ACCOUNTING STANDARDS

In 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits." This statement is required to be adopted in 1999. In 1998, the FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, is required to be adopted in fiscal 2000. The Company is currently in the process of evaluating the impact of adopting these statements.

2.    GOING CONCERN

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 1998 and 1997, the Company incurred net losses of $10,767,547 and $18,371,756, respectively. At December 31, 1998, the Company had net current liabilities of $20,111,742 and its total liabilities exceeded its total assets by $17,236,381. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of the recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 16, the Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain successful operations. Management reported in March 1999 that it was to propose at the its forthcoming Stockholders Meeting, a resolution to increase the authorized capital of the Company and a further resolution to agree to allow the conversion of certain of the loans received and interest accrued into equity of the Company. Management reported in March 1999 that it had entered into a further agreement to provide funding so that the Company can meet its obligations and sustain operations from sources described in Note 17.

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

3.    CASH AND CASH EQUIVALENTS

      Cash and cash equivalents at December 31, 1998 includes a bank deposit balance of $520,164 (1997-Nil).

4.    ACCOUNTS RECEIVABLE

                                              DECEMBER 31,    DECEMBER 31,
      Accounts receivable comprise:               1998            1997
                                                   ($)             ($)
      Trade receivables                           $899,352         503,605
      Taxation receivables                          19,761         449,167
      Other debtors receivable                     882,779          51,399

                                              ------------    ------------
                                                 1,801,892       1,004,171
                                              ============    ============

5.    AMOUNT DUE FROM STOCKHOLDER

      In December 1995, the Company issued 261,410 shares at $1.20 each to a stockholder (Latitude Investments, Ltd.) in exchange for that stockholder guaranteeing the establishment of a contract with PTT Telecom. This resulted in the stockholder receiving shares for no payment. As part of an overall agreement with Instar, Universal and Latitude (See Note 17) this amount will be forgiven.

6.    INTANGIBLE ASSETS
                                              DECEMBER 31,     DECEMBER 31,
                                                   1998             1997
                                                    ($)              ($)

      Purchase broadcast licenses                  249,570          246,810
      Computer Software                            591,560          419,978
      Goodwill                                   5,094,165        4,990,161
                                              ------------     ------------
                                                 5,935,295        5,656,949
      Less accumulated amortization             (3,076,883)      (2,203,973)
                                              ------------     ------------
                                                 2,858,412        3,452,976
                                              ============     ============

      Goodwill net of amortization is as follows:

                                              DECEMBER 31,     DECEMBER 31,
                                                   1998             1997
                                                    ($)              ($)

      Tinerama                                           0                0
      Unimedia                                   2,138,468        2,592,989
      Top Card                                     558,819          677,437
      Pixel                                         78,986              --
                                              ------------     ------------
                                                 2,776,273        3,270,426
                                              ============     ============

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

7.    PROPERTY, PLANT AND EQUIPMENT
                                                   DECEMBER 31,    DECEMBER 31,
      Property, plant and equipment consists of:       1998            1997
                                                       ($)              ($)

      Fixtures, fittings and equipment                3,211,962         936,382
      Less accumulated depreciation                  (2,415,729)       (555,865)
                                                   ------------    ------------
                                                        796,233         380,517
                                                   ============    ============


8.    LOANS REPAYABLE WITHIN ONE YEAR

                                                   DECEMBER 31,    DECEMBER 31,
                                                        1998            1997
                                                        ($)             ($)
      Instar Holdings Ltd.*                           2,000,000    $  2,000,000
      Unbeatable Investments Ltd.*                            -         500,000
      MMP, SA*                                        3,120,000               -
      Superstar Investments Ltd.*                     6,650,000               -
      Fontal Ltd.*                                      200,000         200,000
      Oradea*                                           500,000         500,000
      Roland Pardo*                                     500,000         500,000
      Falcon Management*                                      -         335,000
      Interest Accrued*                               1,367,442         194,008
                                                   ------------    ------------
      Related party loans                            14,337,442       4,229,008
      Sundry loans                                      190,000               -
                                                   ------------    ------------
                                                     14,527,442       4,229,008
                                                   ============    ============
------------------------
*     A related party.

The terms of the Instar, MMP (a fully owned subsidiary of Groupe AB) and Superstar loans are detailed in Notes 15 and 16.

The Unbeatable loan was received on October 10, 1997 and carried an interest rate of 10% per annum and was replaced on January 9, 1998 by a loan from Superstar Ventures, Ltd., see Note 16.

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

      LOANS REPAYABLE WITHIN ONE YEAR (CONTINUED)

      The Fontal loan was received on December 30, 1997 and carries an interest rate of 15% per annum and was repayable on February 16, 1998, see Note 14.

      The Oradea loan was made to Unimedia in 1996 and carries an interest rate of 2% above 3 month Eurodollar Libor rate and was repayable on April 18, 1998. See Note 14.

      The Roland Pardo loan was made to Unimedia in 1996 and carries an interest rate of 2% above 3 month Eurodollar Libor rate and was repayable on July 26, 1998. See Note 14.

      The Falcon Loan was made to Unimedia in 1995 and carries an interest rate of 0.5% per month and was repaid on May 25, 1998.

      The sundry loans are in respect of two proposed subscriptions for 1,900,000 shares of common stock at $0.10 per share.

9.    DISCONTINUED OPERATIONS

      On May 13, 1998, the Company decided to sell its interests in the Romania company, Tinerama. Discussions with the potential buyer are in progress and the transaction is expected to be concluded in the second quarter of 1999. The results of the Tinerama business have been reported separately as discontinued operations. Prior year consolidated financial statements have been restated to present the Tinerama businesses as discontinued. The components of the net liabilities of the discontinued operations included in the consolidated balance sheets are as follows:

                                               1998          1997
                                                ($)           ($)
       Current assets
       Receivables                             79,445        89,984
       Inventory                               38,930        26,079
       Other current assets                    34,369        63,848
                                            ---------     ---------
                                              152,744       179,911
                                            ---------     ---------

       Less current liabilities
       Accounts payables                     (138,076)     (131,924)
       Other current liabilities             (564,827)     (527,218)
                                            ---------     ---------
                                             (702,903)     (659,142)
                                            ---------     ---------

       Net current liabilities               (550,159)     (479,231)

       Minority interests                    (460,559)     (499,503)
       Net property, plant and equipment      514,490       640,301
                                            ---------     ---------
       Net liabilities                       (496,228)     (338,433)
                                            =========     =========

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

10.       COMMITMENTS AND CONTINGENCIES

          TRANSPONDER

          A bank guarantee was originally provided to KPN Telecom (formerly PTT Telecom) on November 30, 1995 in the amount of ECU 2,000,000 in relation to an Agreement entered into by CM(UK) on behalf of Onyx to lease transponder capacity in order to broadcast a television channel in Germany. The Agreement for use of the transponder expired on September 25, 1998 and the guarantee as at December 31, 1998 was ECU 500,000 ($587,000 at December 31, 1998 exchange rates).

          The Company was originally not in a position to support the guarantee. As a result the guarantee was provided by Universal Independent Holdings Limited ("Universal") (see Note 16 to the Consolidated Financial Statements).

          LEASE COMMITMENTS

          In March 1998, the Company entered into a monthly agreement to lease offices, as well as the use of studio, post production and editing facilities in Dortmund, Germany as required. Under the terms of the agreement, the Company was committed to paying DM 150,000 ($90,000 at December 31, 1998 exchange rates) per annum.

          In January 1996 the Company entered into an agreement to lease master control and broadcast equipment and editing facilities at Ingleheim Germany and was committed to paying DM 2,940,000 ($1,765,000 at December 31, 1998 exchange rates) per annum for the use of the equipment and facilities until January 2001. The terms of the original agreement were renegotiated and subsequently the lease was terminated on September 30, 1998.

          In January 1996, the Company entered into an agreement to lease uplink capacity at a cost of approximately (pound)245,000 ($408,000 at December 31, 1998 exchange rates) per annum. The lease was terminated effective October 1998.

          The Company has also entered into leases for office space in France, expiring between 1999 and 2002 at an annualized cost of $100,000 (at December 31, 1998 exchange rates).

          The total rental expense in 1998 and 1997, including transponders and lease commitments as above, were $4,423,113 and $5,592,000, respectively.

          Under the terms of a two year service agreement which commenced October 1, 1998, broadcasting facilities for Onyx comprising the uplink, master control, and satellite transponder broadcasting and cable transmission costs are provided by Groupe AB at an annual cost of $3,120,000 (see Notes 15 and 16).

          Minimum lease payments under operating lease as of December 31, 1998 are as follows:

                                                       $
          Years ending December 31,                    -
          1999                                $2,648,500
          2000                                 2,044,000
          2001                                   170,000
          2002                                   170,000
          2003 and thereafter                 $  295,000
                                              ----------
                                              $5,327,500
                                              ==========

          The Company is committed to pay to its directors and officers under employment agreements an aggregate of $650,000 during the year ended December 31, 1999.

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

          RETIREMENT INDEMNITIES AND PENSION PLANS.

          Retired employees benefit from State or Government sponsored pension schemes. Contributions by employers to these sponsored schemes are expensed as incurred. There are no specific supplemental pension plans operated by the Company or any subsidiary. There is no liability arising from retirement indemnity.

11.       RESEARCH AND DEVELOPMENT COSTS

          TopCard is involved in the development of specific applications based upon smart card technology including remote security Internet access and infra-red contactless smart card technology. 1997 costs are from the date of acquisition.

                                                   1998            1997
                                                    ($)             ($)

Research and development costs                    268,641         45,330
                                                =========       ========


12.       FINANCIAL INCOME (EXPENSE) NET

                                                   1998              1997
                                                   ($)                ($)

Interest expense                               (1,284,417)         (244,694)
Foreign currency exchange gain/(losses)         2,254,824        (2,567,598)
                                              -----------       -----------

                                                  970,407        (2,812,292)
                                              ===========       ===========

          The foreign currency exchange gain in 1998 and the loss in 1997 arose primarily from the exchange differences arising in the intercompany loan between CM (UK) and Onyx recorded in pounds sterling and German Marks, respectively.

13.       INCOME TAXES

          The income tax benefit consisted of the following:

                                               YEAR ENDED         YEAR ENDED
                                               DECEMBER 31,       DECEMBER 31,
                                                  1998               1997
                                                   ($)                ($)

Income tax benefit                                (41,552)            (1,658)
                                              ===========        ===========

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

          The income tax benefit, net, includes $53,321 of research and development tax credit for TopCard.

          Net operating loss carry forwards which give rise to deferred tax assets at December 31, 1998 are as follows:

                                               YEAR ENDED       YEAR ENDED
                                             DECEMBER 31,     DECEMBER 31,
                                                  1998             1997
                                                   ($)              ($)

Deferred tax asset on unrealized tax losses    18,408,000        4,180,000
Timing differences                                292,000
                                             ------------     ------------
Valuation allowances                          (18,700,000)      (4,180,000)
                                             ------------     ------------
Total deferred tax assets                               -                -
                                             ============     ============

          The Company has significant deferred tax assets ($15,828,000) corresponding to tax losses arising primarily from the operating losses incurred by Onyx, in Germany. These tax losses are available to be carried forward indefinitely to be set off against future profits in Germany. However, at the end of 1998, the management forecast that the Company will not be profitable in 1999 and therefore no credit for income tax was recorded. The Company will continue to review its tax valuation allowance in future periods.

14.       LITIGATION

          The Company's litigation against Com TV Production und Vertrieb GmbH ("Com") and Nen TV ("Nen") and Mr. John Garman, related to an agreement in 1995, wherein the Company was purportedly to invest in and develop a satellite broadcasting project and was thereby to allot Nen 5% of the issued share capital of the project in consideration for various undertakings. The Company has always maintained that there had been a repudiatory breach of contract by Com and Nen and that the Company believed that the claims made were without merit and intended to vigorously contest the same. In December 1997, at the direction of the trial judge, the Company and the other parties agreed to a form of settlement, wherein the Company agreed to enter into reciprocal commercial agreements allowing the other parties to introduce potential clients wishing to access available down time for advertising purposes. To date, no client has been introduced to Onyx by Nen.

          In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. The suit sought damages of DM750,000 ($450,000). Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favor of Onyx. The plaintiff has appealed and Onyx believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of the matter.

          In May 1998, TV Strategies, a US Dallas based television services company, obtained a default judgment against Onyx for DM300,000 ($180,000), plus interest, relating to services which TV Strategies alleges that they provided to Onyx. Onyx has taken action in the US to have the default judgment set aside, and in March 1999, the Texas appeal court overturned that default judgment. Onyx believes that it has meritorious

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

          defenses to the suit and intends to vigorously defend same. However, there can be no assurance as to the outcome of the matter.

          In July 1998, the Company was sued in the U.S. District Court for the District of Nevada by Fontal Limited ("Fontal") for breach of promissory note. See Note 8 for a description of the Fontal Note. The Company had pledged the rights to trademarks for the International Onyx name outside of Germany, Switzerland and Austria to Fontal to secure repayment of this note. The Company has filed a motion to dismiss this suit for FORUM NON CONVENIENS, believing that the proper forum for this suit is England. The Company also believes that it has meritorious defenses to this suit and intends to vigorously defend same. However, there can be no assurance as to the outcome of the matter.

          Unimedia has three minority stockholders (Oradea, Roland Pardo and Fontal (see Note 8) who have previously advised Unimedia that they do not believe that the reorganization of Unimedia with the Company was in the best interest of Unimedia and its stockholders. These stockholders have brought numerous legal actions against Unimedia and/or its management (which is also now, in part, the senior executive management of the Company) contending that the past and future activities of Unimedia are not in the best interest of Unimedia's stockholders and were not being engaged in for the benefit of Unimedia and its stockholders. To date, such suits have not been successful. In addition, the French Courts have to date rejected all requests to appoint experts in Judgment to review Unimedia's management's actions.

          Oradea and Pardo have also taken action through the courts in France and Israel to safeguard their potential rights over certain assets of Unimedia in order to secure repayment of their unsecured loans due from Unimedia (see Note 8). In connection with such actions and based upon the fact that the notes do not by their terms reflect a repayment date, in February 1999, the French court ruled that repayment of the loans be made by a number of installments starting February 1999 until September 1999 and set a lower rate of interest to accrue. Unimedia is also preparing actions against the principal of Oradea and Pardo for damages which it believes have been inappropriately caused by reason of the actions taken by the principal of Oradea and Pardo against Unimedia and its management.

          Charles Koppel, the former chairman and CEO of the Company claimed constructive dismissal following the Board's selection of a new President and CEO for the Company in August 1997. In March 1998, the Company resolved its dispute with Mr. Koppel in regard to his claim for wrongful dismissal and paid Mr. Koppel (pound)60,000 ($100,000) to resolve outstanding claims under his service contract with the Company.

          In August 1998, Onyx sued Mr. C. Koppel in Germany. The suit alleges that certain of Mr. C. Koppel's actions as the managing director of Onyx were improperly performed and seeks damages in an unspecified amount. The Company and Mr. C. Koppel will exchange mutual general releases in connection with the Instar Settlement (see Note
          17) and all of the suits between the Company and Mr. C. Koppel will be dismissed with prejudice.

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

15.       CAPITAL STRUCTURE

COMMON STOCK PURCHASE WARRANTS

The company has the following issued and vested warrants to purchase common stock outstanding at December 31, 1998 and 1997:

                                           December 31,                    December                     December
                                               1998         Expired        31, 1997        Granted      31, 1996
DESCRIPTION
Warrants for common stock exercisable @
$4.00                                        5,200,000            --       5,200,000           --      5,200,000
Warrants for common stock exercisable @
$3.125                                         433,328     (1,600,000)     2,033,328           --      2,033,328
Warrants for common stock exercisable @
$2.50                                        1,100,000     (1,200,000)     2,300,000       100,000     2,200,000
                                          ------------  -------------   ------------       -------     ---------
                                             6,733,328     (2,800,000)     9,533,328       100,000     9,433,328
                                          ============  =============   ============       =======     =========

          All outstanding warrants (except the warrants which expired on December 31, 1998), expire 36 months from the date of the effective registration of their underlying shares. The warrants were issued in connection with a private placement offering ("the Offering") which took place in December 1995 and January 1996. Warrants to purchase 4,200,000 and 1,000,000 shares of common stock at exercise prices of $4.00 and $2.50 per share were issued to investors in the offering; warrants to purchase 1,000,000 and 433,328 shares of common stock at exercise prices of $4.00 and $3.125 per share respectively were issued to the placement agent and sub-distributors for the offering; and warrants to purchase 1,600,000 and 1,200,000 shares of common stock at exercise prices of $3.125 and $2.50 respectively were issued to certain of the founding shareholders (which warrants expired at December 31, 1998). In September 1996, 100,000 shares and warrants to purchase an additional 100,000 shares at an exercise price of $2.50 were issued to a director for consulting services.

          Additionally, the Company is obliged to issue warrants to former Unimedia shareholders under the terms of the share exchange agreement signed in 1997, as follows:

                                                 December 31,                     December 31,
                                                     1998             Expired             1997

Warrants for Common Stock exercisable @ $4.00        1,139,144              --       1,139,144
Warrants for Common Stock exercisable @ $3.125          77,871        (367,562)        445,433
Warrants for Common Stock exercisable @ $2.50          197,675        (306,177)        503,852
                                                --------------    ------------    ------------
                                                     1,414,690        (673,739)      2,088,429
                                                ==============    ============    ============

          Subject to the compliance with applicable U.S. securities laws and the approval of an increase in the Company's authorized Common Stock to allow for such action, the Company intends in the future to offer the warrant holders the right, for a period of not less than 61 days, to exercise their warrants and receive two shares of Common Stock at an exercise price of $0.30 per share. If the holders of the outstanding warrants do not exercise this right, the warrants will remain outstanding on their original terms until their expiration date. This right will be given to the Company's warrant holders in order to allow the Company's

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

          warrant holders to acquire additional Company securities at a lower price and to raise additional capital for the Company's operations.

          The Company has offered one of its warrant holders, Auric Investments Limited ("Auric"), the right to subscribe to purchase 1,566,156 shares of Common Stock on the basis of two shares for each of the 783,078 warrants which they hold, but at an exercise of $0.20 per share. Auric was granted this lower price due to the assistance which they provided to the Company in helping the Company to re-obtain obtain the quotation on the Bulletin Board maintained by the NASD in 1998.

          COMMON STOCK PURCHASE OPTIONS

                                                              Outstanding at             Outstanding at           Outstanding at
                                                               December 31,                December 31,            December 31,
                                                                   1998        Granted       1997       Granted       1996
          Executive officers options exercisable @ $0.57          375,000            --     375,000     375,000            --
                                         of which vested          225,000                   150,000

          Officers options exercisable @ $2.50                    300,000       100,000     200,000     100,000       100,000
                                         of which vested          200,000                   100,000

          Executive officers options exercisable @ $0.35        4,000,000     4,000,000          --          --            --
                                         of which vested          800,000

          Non-employee directors options exercisable @ $0.35      500,000       500,000          --          --            --
                                         of which vested          500,000

          Options to Diamond Production exercisable @ $0.10    16,000,000    16,000,000          --          --            --
                                                               --------------------------------------------------------------
                                                               21,175,000    20,600,000     575,000     475,000       100,000
                                                               ==============================================================

          On August 1, 1997, the Company has entered into three-year employment agreements with the executive officers providing for them to receive, in addition to other compensations, options to purchase 200,000 and 175,000 shares of common stock at an exercise price of $0.57 per share, the price at which transactions were effected at the time. The options vested 2/5 upon the effective date of the agreement and will vest 1/5 on each of the first, second and third anniversaries, respectively, of the agreement. These options expire 36 months from the date of their effective registration.

          The Chief Financial Officer as part of his service contract is entitled to receive an option to purchase 100,000 common shares of the Company at $2.50, the price at which transactions were effected at the time for each of the years 1996, 1997 and 1998. These options expire 36 months from the date of their effective registration.

          On March 10, 1998, the Board of Directors granted options to four executive officers of the company to purchase an aggregate of 4,000,000 shares of common stock at an exercise price of $0.35 per share (the price at which common stock was negotiated on the date of grant). On the same date, non-employee directors were granted options to purchase an aggregate of 500,000 shares at the same price. The option vested to executive officers 200,000 each in 1998, with the balance over 3 years, and to non-employee directors immediately.
          The options are valid for 5 years and expire on March 10, 2003.

          On December 18, 1998, the Board approved the grant of a two year warrant to purchase an aggregate of 16,000,000 shares at an exercise price of $0.10 per share to Diamond Production, a company owned by two executive directors. This grant has to be approved at the forthcoming stockholders' meeting.

          PRO FORMA NET LOSS AND NET LOSS PER SHARE

          The Company has adopted the disclosure requirements of SFAS No 123, "Accounting for Stock-Based Compensation" and, as permitted under SFAS No 123 applies Accounting Principles Board Opinion ("APB") No 25 and related interpretations in accounting for its stock options. Since the Company awarded the stock options with no discount as compared with the market price at the time of the grants, there was no related compensation costs for any of the years presented based on the estimated grant date fair value as defined by FAS 123. The Company pro-forma net loss and loss per share for the year ended December 31, 1998 and 1997 are as follows:





                                             1998              1997
                                               $                 $
          Pro forma net loss
          Basic and diluted               (10,767,547)     (18,371,756)

          Pro forma net loss per share
          Basic and diluted                     (0.27)           (0.66)


          CONVERTIBLE DEBT AT DECEMBER 31, 1998

          The following derivative securities outstanding will become exercisable if the company's stockholders authorize an increase in additional shares (see Note 2). Interest and penalties accrued are also convertible into common stock.

                                                          CONVERSION       SHARES ISSUABLE
                PAYEE                        $             PRICE($)         ON CONVERSION
                                       -------------     -------------     ---------------
Superstar Ventures Ltd.                    1,250,000         0.10               12,500,000
Superstar Ventures Ltd.                      400,000         0.10                4,000,000
MMP SA                                     2,000,000         0.10               20,000,000
Superstar Ventures Ltd.                    5,000,000         0.10               50,000,000
MMP SA (1)                                 1,120,000         0.10               11,200,000
Interest and Penalties Accrued               732,419         0.10                7,324,190
                                       -------------                       ---------------
                                          10,502,419                           105,024,190
                                       =============                       ===============

-------------------------
          (FOOTNOTES ON NEXT PAGE)

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

          (FOOTNOTES FROM PRIOR PAGE)

          (1) The debt is part of a convertible note under which MMP will loan $6,640,000 over 2 years. See Note 10 - Lease Commitments. It is convertible into common stock at $0.10 per share. The total shares of common stock to be issued are 66,400,000.

          These loans (principal and interest) are automatically convertible into shares of common stock once the Company holds its meeting of stockholders and its stockholders approve the increase in the number of authorized shares. The Company has agreed to pay a 2% per monthly penalty on the outstanding principal of the loans, payable in shares of common stock, for each month the Company fails to hold its special stockholders meeting subsequent to November 30, 1998. The convertible debt becomes automatically due to Superstar and MMP SA and immediately payable (with interest plus a 20% penalty) if the Company's stockholders do not approve the above-mentioned share number increase.

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

     BASIC EPS COMPUTATION

                                                                  1998                 1997
Net income of continuing operations                           ($10,459,015)        ($17,573,986)
                                                            --------------     ----------------

Net loss                                                      ($10,767,547)        ($18,371,756)
                                                            --------------     ----------------

Weighted Average Number of Shares                               40,094,139           27,966,383
                                                            --------------     ----------------

Basic EPS      Net loss of continuing operations                   ($0.26)              ($0.63)
                                                            --------------     ----------------

Basic EPS      Net loss including discontinued operations          ($0.27)              ($0.66)
                                                            -------------      ---------------

DILUTED EPS COMPUTATION

Weighted average shares                                        40,094,139           27,966,383
Warrants(1)                                                             -                    -
Convertible debt - 105,024,190 shares(1)                                -                    -
Board options - 1,300,000 vested in 1998(1)                             -                    -
                                                           --------------     ----------------
               Adjusted Weighted Average                       40,094,139           27,966,383
                                                           --------------     ----------------

Diluted EPS    Net Loss of Continuing Operations                  ($0.26)             ($0.63)
                                                           -------------      ---------------

Diluted EPS    Net Loss Including Discontinued                    ($0.27)             ($0.66)
               Operations
                                                           -------------      ---------------

------------------------
(1) The computation does not assume exercise of the warrants or options since it would have an antidilutive effect on earnings per share.

16.     LIQUIDITY AND CAPITAL RESOURCES

        The Company has continued to use its cash reserves to fund its operations. The ownership, development and operation of media interests, including the Onyx television station requires substantial funding. Due to the poorer than expected advertising revenues at Onyx in its second and third years of operation, the funds raised by the Company since commencement were expended earlier than anticipated. To date the Company has historically financed itself through sales of equity securities and debt financing.

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

        On January 13, 1997, the Company issued a Private Placement Memorandum offering its securities to accredited investors including to all existing stockholders. In the offering, the Company sold an aggregate of 12,000,000 shares of common stock, $.001 par value per share, at a purchase price of $0.50 per share. On March 3, 1997, the offering closed and the aggregate net proceeds to the Company were approximately $5,850,000 after costs.

        On June 30, 1997, the Company received subscriptions for $4 million in a Private Placement offering of its securities to certain accredited investors. In the offering, the Company agreed to issue an aggregate of 7,017,543 shares of common stock, $.001 par value per share, at a purchase price of $0.57 per share. On June 30, 1997 $1,500,000 of the proceeds of the subscription was received and the balance of $2,500,000 was received on August 1, 1997.

        On October 31, 1996, CM (UK) entered into an agreement to borrow up to $2.0 million from Instar Holdings, Inc. ("Instar") to fund working capital requirements ("the Instar loan"). The loan was originally due for repayment on December 31, 1996 or such earlier date as the Company raises additional funds to repay the loan. The loan is guaranteed by the Company and Onyx, and is secured by substantially all of the Company's assets. Interest is payable monthly on the loan and was until December 31, 1997 at the rate of 2% above Lloyds Banks' base rate. Interest as from January 1, 1998 is at the rate of 13% per annum. The terms of the Instar Loan were amended in August 1997, January 1998 and July 1998. See note 17.

        The terms of the Instar Loan were amended in July 1998 to provide that:

               (a) the repayment date is now extended such to accede to a repayment schedule plan commencing in July 1998 and terminating on receipt of a final installment payment in late 1999; and

               (b) the loan (or any part thereof) may be converted, at the option of the holder, into fully paid shares of common stock, at a conversion rate that may be offered from time to time by the Company to any existing or potential investor.

        On October 31, 1996, CM (UK) entered into a deed of counter-indemnity ("Deed") with Universal, a BVI corporation. The Deed secures the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guarantee. (See Note 10) CM (UK)'s obligations under the Deed are guaranteed by the Company and Onyx, and are secured by substantially all of the Company's assets. Instar and Universal have agreed that their liens on the Company's assets shall rank pari-passu.

        On January 9, 1998 CM (UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited ("Superstar"). Such loan was evidenced by two 13% Convertible Secured Promissory Notes (the "Notes") in the original amounts of $750,000 and $500,000, respectively, the latter replacing a loan previously made to CM (UK) by Unbeatable Investments Limited. The Notes bear interest at the rate of 13% per annum and are convertible into the Company's Common Stock on the basis of one share of Common Stock for each $0.50 of outstanding principal and accrued interest. The Notes however, may not be converted until the Company has held a stockholders' meeting at which its Articles of Association are amended to increase sufficiently the number of authorized shares of Common Stock of the Company.

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

        On March 23, 1998, MMP, SA ("MMP"), a stockholder of the Company made available a $2,000,000 Line of Credit ("MMP Line of Credit"), which carried interest at 13% per annum, and has been fully utilized. The principal and accrued interest was repayable on December 31, 1998, or earlier if the Company's cash flow enabled repayment.

        On March 25, 1998, Superstar loaned the Company an additional $400,000, payable on the same terms as the MMP Line of Credit.

        These two loans are still outstanding at December 31, 1998.

        On June 16, 1998, the Company entered into two Memorandum of Understanding Agreements ("MOU") with Groupe AB ("AB"), (which is the parent company of MMP) and Superstar to continue to fund the Company's operations. These new Agreements will provide up to $11.64 million, $5.4 million in the form of cash investment to be infused over a one year period, of which $400,000 were received in 1998, and $6.24 million over a 24-month period through providing operating services to the Company at a rate of $200,000 per month starting October 1, 1998 and cash advances of $60,000 per month starting November 1, 1998. The new funding will initially be in the form of debt to be automatically converted into shares of common stock at $0.10 cents per share upon and after approval of an increase in the Company's authorized capital at the next stockholders' meeting, which the Company was obligated to hold no later than November 30, 1998. (See Note 15)

17.     SUBSEQUENT EVENTS

        The Company has reached an agreement in principal to settle the Instar Loan. Under the terms of the settlement, the Company will pay Instar $2.2 million in full settlement of this loan. As part of the settlement, the company's obligations to Instar and Universal will be extinguished. (See Notes 8 and 16). Additionally, the obligations of Latitude Investments, Ltd. to the Company will be deemed paid in full. (See Note 5). As part of the settlement, all of the securities given will be released. This transaction is expected to result in a net credit to income of some $400,000 representing the settlement of the litigation. There can be no assurance that the settlement will be completed.

        On March 10, 1999, the Company entered into a new $6.0 million Convertible Promissory Note agreement with AB to provide additional funding for the Company's operations including $800,000, which was paid for the purchase of certain technical equipment necessary to implement the Service Agreement dated July 27, 1998; $3 million is to be loaned in cash over the five months to July 31, 1999, of which $1,160,000 has been received by the Company and the balance of $2.2 million, of the Note is reserved for the Settlement of the proposed repayment of the Instar loan. (See Note 16). The Note bears interest at the rate of 10% per annum, and is automatically converted into the Company's Common Stock on the basis of one share of Common Stock for each $0.10 of principal and interest. As previous, the Note, may not be converted until the Company has held its stockholders' meetings at which its Articles of Association are amended to provide the sufficient number of authorized shares of Common Stock of the Company.

18.     RESTATEMENT

        Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1997, the Company's management determined that the 4,023,396 shares of the Company's stock held at year end should be reflected as an element of stockholders equity.

        Prior to its acquisition by the Company, Unimedia S.A. held 4,556,320 shares in Capital Media Group. Between the date of its acquisition and the year end, 76,924 shares were sold, and 456,000 formed part of the consideration given in exchange for the shares in TopCard S.A. The remaining 4,023,396 shares held at the

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

        year end were carried in the balance sheet within investments at the market value of $0.44 per share in the previously issued financial statements. This was after reducing the investment by approximately $0.13 per share from the cost of $0.57 per share. The 1997 financial statements have been restated to reflect this investment as an element of the Stockholders' Equity at their original cost of $0.57 per share. The consolidated financial statements have been restated from the amounts previously reported as follows:

        A summary of the significant effects of the restatement are as follows:

                                                  As previously reported    As restated
                                                             ($)                 ($)
        At December 31, 1997:
          Investments                                     2,014,917            143,336
          Total Stockholders' Equity                     (3,927,770)        (5,711,213)

       For the Year ended December 31, 1997
          Other (expenses)/income                           (44,684)           441,748
          Loss from continuing operation before
          taxation                                      (18,976,917)       (17,577,478)
          Net Loss after taxation                       (18,975,527)       (18,371,756)
          Net loss per share - basic and diluted              (0.68)             (0.66)

19.     PRO FORMA FINANCIAL INFORMATION

        The following unaudited pro forma consolidated financial statement give effect to the acquisition as of January 1, 1998 of Pixel Limited (Israel) ("Pixel") by Unimedia, SA, as if the acquisition were effected as of January 1, 1997. The acquisition was accounted for by the purchase method of accounting.

        The cost of investment by Unimedia was based upon the part extinguishment of a loan made by Unimedia to Pixel Multimedia, its parent company, in 1996. The loan including interest and costs outstanding at December 31, 1997 was $2,700,000. The loan was fully provided for in the accounts of Unimedia in the year ended December 31, 1996. At December 31, 1997, Pixel Multimedia sold to Pixel certain software produced for Unimedia for $950,000. On closing of the purchase of Pixel, Unimedia set-off this debt against the loan and reduced the loan to $1,750,000. $750,000 was extinguished for the cost of investment in Pixel and the remaining $1,000,000 is contingently extinguishable if certain financial performance benchmarks are achieved.

        The software has been fully amortized.

        The excess of purchase price over the fair value of net assets acquired is allocated to goodwill and is amortized over six years.

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 1998

        Pixel and its 47.5% owned subsidiary Henry Communications Ltd. are engaged in providing services in the area of television, computerized graphics packaging, animation and special effects for television commercials and other video graphics production.

19.     PRO FORMA FINANCIAL INFORMATION

                   UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                             FOR THE YEAR ENDED DECEMBER 31, 1997

                                                          AS REPORTED
                                                       AFTER RESTATEMENT
                                                       -----------------
                                                         CAPITAL MEDIA       PIXEL LIMITED      PRO FORMA AS
                                                             GROUP                                ADJUSTED
                                                              ($)                ($)                ($)
                                                        ---------------      -------------      ---------------
       Operating Revenue                                    1,286,076            720,176          2,006,252

       Operating costs
          Staff costs                                       3,572,498            257,000          3,829,498
          Depreciation and amortization                     1,564,452            238,080          1,802,532
          Other operating expenses                         11,104,510             43,477         11,147,987
                                                          -----------        -----------        -----------
                                                           16,241,460            538,557         16,780,017
                                                          -----------        -----------        -----------

       Operating profit / (loss)                          (14,955,384)           181,619        (14,773,765)

       Other (expenses)/income                                441,748               --              441,748
       Financial income (expense) net                      (2,812,292)           (11,749)        (2,824,041)
       Equity in net losses of affiliates                    (251,550)           136,999           (114,551)
                                                          -----------        -----------        -----------
       Loss before income tax provision                   (17,577,478)           306,869        (17,270,609)

       Income tax benefit                                       1,658               --                1,658
                                                          -----------        -----------        -----------
       Continued operations                               (17,575,820)           306,869        (17,268,951)

       Discontinued operations                               (797,770)              --             (797,770)

       Minority interests                                       1,834            (56,464)           (54,630)
                                                          -----------        -----------        -----------

       Net loss                                           (18,371,756)           250,405        (18,121,351)
                                                          ===========        ===========        ===========

       Net loss per share for continuing operations       ($     0.63)                          ($     0.65)
                                                          ===========                           ===========

       Weighted average shares outstanding                 27,966,383                            27,966,383
                                                          ===========                           ===========

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

20.        SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA

           The following financial information is summarized by business segment and country.
             - The television media segment contains the operations of Onyx; and
             - The technology segment contains the operations of Unimedia, Pixel and Topcard.

          Capital Media Group's activities are concentrated in Germany, France and Israel (Revenues account for: 1998 - approximately 31%, 39%, and 29% respectively, 1997 - approximately 35%, 65% and nil respectively). Revenues were primarily derived from their domestic markets. In 1998, in Israel all revenue was derived under contract from one Company, Israeli Cable Programming. In France 55% of revenue was derived from Societe Marseillaise de Transport.

                                                  Television                      Elimination &
                                                    Media         Technology       Corporate           Total
                                                     ($)             ($)               ($)              ($)

YEAR ENDED DECEMBER 31, 1998
       Revenues                                      760,824        1,697,381           10,285        2,468,490
       Inte-segment revenues                            --               --               --               --
                                                 -----------      -----------      -----------      -----------
       Total revenues                                760,824        1,697,381           10,285        2,468,490
       (Losses) from operations                   (7,480,286)        (674,215)      (2,698,237)     (10,852,738)
       Other (expenses) income                       324,495         (348,240)        (441,951)        (465,696)
       Interest revenue                                    0           10,752                0           10,752
       Interest expenses                             (64,352)        (169,086)      (1,061,732)      (1,295,170)
       Other financial income, net                 1,795,444          261,318          198,063        2,254,825
       Equity in net losses of affiliates               --            (74,000)         (76,808)        (150,808)
       Loss in discontinued business                    --               --           (308,532)        (308,532)
       Income tax benefit                             (4,887)          47,774           (1,335)          41,552
       Minority interest                                --             (1,732)            --             (1,732)
                                                 -----------      -----------      -----------      -----------
       Net loss                                   (5,429,586)        (947,429)      (4,390,532)     (10,767,547)
                                                 ===========      ===========      ===========      ===========
       Total assets                                1,066,965        2,385,586        3,156,091        6,608,642
                                                 ===========      ===========      ===========      ===========
       Capital expenditure                           385,788          103,181              611          489,580
                                                 ===========      ===========      ===========      ===========
       Depreciation of fixed assets                  135,355          288,123           17,008          440,486
                                                 ===========      ===========      ===========      ===========

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

           SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA (CONTINUED)

YEAR ENDED DECEMBER 31, 1998                     GERMANY          FRANCE           ISRAEL      OTHER CORPORATE       TOTAL
                                                   ($)              ($)             ($)              ($)              ($)
       Revenues                                   760,824          970,381          727,000           10,285        2,468,490
       Inter-segment revenues                        --               --               --               --               --
                                              -----------      -----------      -----------      -----------      -----------
       Total revenues                             760,824          970,381          727,000           10,285        2,468,490
       (Losses) income from operations         (7,480,286)        (932,215)         258,000       (2,698,237)     (10,852,738)
       Other (expense) income                     324,495         (343,240)          (5,000)        (441,951)        (465,696)
       Interest revenue                              --             10,752             --               --             10,752
       Interest expenses                          (64,352)        (102,086)         (67,000)      (1,061,732)      (1,295,170)
       Other financial income, net              1,795,444          261,318             --            198,063        2,254,825
       Equity in net losses of affiliates            --               --            (74,000)         (76,808)        (150,808)
       Loss in discontinued business                 --               --               --           (308,532)        (308,532)
       Income tax benefit                          (4,887)          47,774             --             (1,335)          41,552
       Minority interest                             --             (1,732)            --               --             (1,732)
                                              -----------      -----------      -----------      -----------      -----------
       Net (loss)/profit                       (5,429,586)      (1,059,429)         112,000       (4,390,532)     (10,767,547)
                                              ===========      ===========      ===========      ===========      ===========
       Total assets                             1,066,965        1,620,586          765,000        3,156,091        6,608,642
                                              ===========      ===========      ===========      ===========      ===========
       Capital expenditure                        385,788          103,181              611             --            489,580
                                              ===========      ===========      ===========      ===========      ===========
       Depreciation of fixed assets               135,355          288,123           17,008             --            440,486
                                              ===========      ===========      ===========      ===========      ===========

                           CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998

           SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA (CONTINUED)

                                                                         Elimination &
                                       Television Media   Technology      Corporate          Total
                                             ($)             ($)             ($)              ($)

YEAR ENDED DECEMBER 31, 1997

Revenues                                   455,646          830,430             --          1,286,076
Inte-segment revenues                         --               --               --               --
                                       -----------      -----------      -----------      -----------
Total revenues                             455,646          830,430             --          1,286,076
(Losses) income from operations        (11,424,492)         101,628       (3,632,520)     (14,955,384)
Other income                                21,204          420,544                           441,748
Interest revenue                              --               --              4,782            4,782
Interest expense                           (69,876)         (41,410)        (138,190)        (249,476)
Financial (expense) income, net         (2,055,525)         158,753         (670,826)      (2,567,598)
Equity in net losses of affiliates            --               --           (251,550)        (251,550)
Loss in discontinued business                 --               --           (797,770)        (797,770)
Income tax benefit                          (1,613)           3,271             --              1,658
Minority interest                             --              1,834             --              1,834
                                       -----------      -----------      -----------      -----------
Net (loss)/profit                      (13,530,302)         644,620       (5,486,074)     (18,371,756)
                                       ===========      ===========      ===========      ===========
Total assets/(liabilities)               1,163,414       (1,123,048)       6,261,962        6,302,328
                                       ===========      ===========      ===========      ===========
Capital expenditure                           --               --             17,742           17,742
                                       ===========      ===========      ===========      ===========
Depreciation of fixed assets               114,322           51,039           13,664          179,025
                                       ===========      ===========      ===========      ===========

                                                                           Other
                                        Germany             France       Corporate           Total
                                          ($)                 ($)           ($)                ($)

Revenues                                   455,646          830,430             --          1,286,076
Inter-segment revenues                        --               --               --               --
                                       -----------      -----------      -----------      -----------
Total revenues                             455,646          830,430             --          1,286,076
(Losses) income from operations        (11,424,492)         101,628       (3,632,520)     (14,955,384)
Other income                                21,204          420,544             --            441,748
Interest revenue                              --               --              4,782            4,782
Interest expense                           (69,876)         (41,410)        (138,190)        (249,476)
Financial (expenses) income, net        (2,055,525)         158,753         (670,826)      (2,567,598)
Equity in net losses of affiliates            --               --           (251,550)        (251,550)
Loss in discontinued business                 --               --           (797,770)        (797,770)
Income tax benefit                          (1,613)           3,271             --              1,658
Minority interest                             --              1,834             --              1,834
                                       -----------      -----------      -----------      -----------

Net (loss)/profit                      (13,530,302)         644,620       (5,486,074)     (18,371,756)
                                       ===========      ===========      ===========      ===========
Total assets/(liabilities)               1,163,414       (1,123,048)       6,261,962        6,302,328
                                       ===========      ===========      ===========      ===========
Capital expenditure                           --               --             17,742           17,742
                                       ===========      ===========      ===========      ===========
Depreciation of fixed assets               114,322           51,039           13,664          179,025
                                       ===========      ===========      ===========      ===========

           21. RELATED PARTY TRANSACTIONS

           In addition to the transactions described in Notes 5, 8, 10, 14, 15, 16 and 17, the related party transactions also include the following:

           Mr. Jacques Dubost acts as consultant on behalf of his company, Valfab, S.C.B. In 1997, the Company paid to Valfab fees relating to introducing investors to Unimedia who purchased Company common stock from Unimedia: a) $195,000 in cash b) 106,666 shares of the Common Stock with a $64,000 value. Further, if Valfab introduces investors to the Company in the future, Valfab will receive commissions not to exceed 8% of the investment made.

           Mr. Karl Hauptmann, a former director and a more than 5% shareholder of the Company, is a principal of Telor International Limited, which owns 49% of Tinerama Investment ("TIAG"). The other 51% of TIAG is owned by the Company . Mr. Hauptmann is also a director of TIAG.

           Townsley & Co., a UK brokerage firm, participated in the Company's winter 1995/96 private placement for which it received direct commissions of $210,000, 86,655 shares of Common Stock and warrants to purchase 86,665 shares and 218,750 shares, respectively, at an exercise price of $3,125 and $4.00, respectively. Mr. Barry Townsley, Managing Director of Townsley & Co., was a Director of the Company until January 1997.

           Mr. Stanley Hollander, a director of the Company, is Senior Vice President and a director of International Capital Growth, Ltd. ("ICG"). The predecessor of ICG was the placement agent in connection with the Company's 1995/96 private placement, for which it received direct commissions and expense allowances of an aggregate of $1,339,000, 346,663 shares of Common Stock and warrants to purchase 346,663 and 781,250 shares of Common Stock at an exercise price of $3,125 and $4.00, respectively. In April 1997, ICG received 93,333 shares of common stock for services. Additionally, in June 1998, Mr. Hollander on behalf of ICG agreed to continue to assist the Company in an advisory role at no additional charge.

           Mr. James Leitner, a former director and more than 5% shareholder of the Company is a principal of Falcon Management which loaned $335,000 to Unimedia in 1995 and was repaid in 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of July, 1999.

                                    CAPITAL MEDIA GROUP LIMITED

                                    By: /S/ GILLES ASSOULINE
                                        -------------------------------------
                                        Gilles Assouline, President and Chief
                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

                 SIGNATURE                                          TITLE                         DATE
                 ---------                                          -----                         ----
                                                 Chairman, President and Chief
/s/ GILLES ASSOULINE                             Executive Officer (Principal
-------------------------------------------      Executive Officer)                           July 9, 1999
Gilles Assouline


/S/ MICHEL ASSOULINE
-------------------------------------------
Michel Assouline                                 Director, Chief Operating Officer            July 9, 1999


                                                 Chief Financial and Accounting
/S/ STEPHEN COLEMAN                              Officer (Principal Financial
-------------------------------------------      Officer)                                     July 9, 1999
Stephen Coleman


/S/ DAVID HO
-------------------------------------------
David Ho                                                          Director                    July 9 1999


/S/ JEAN-PIERRE SOUVIRON
-------------------------------------------
Jean-Pierre Souviron                                              Director                    July 9, 1999

                 SIGNATURE                                          TITLE                         DATE
                 ---------                                          -----                         ----
/S/ STANLEY HOLLANDER
-------------------------------------------
Stanley Hollander                                                 Director                    July 9, 1999


/S/ JEAN-FRANCOIS KLEIN
-------------------------------------------
Jean-Francois Klein                                               Director                    July 9, 1999


-------------------------------------------                       Director
Stephen Kornfeld

                                  EXHIBIT INDEX

EXHIBIT                                  DESCRIPTION
-------                                  -----------

 27               Financial Data Schedule