Form 10QSB
period 1999-03-31
CAPITAL MEDIA GROUP LTD
filed 1999-07-22
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 0-21051

                          CAPITAL MEDIA GROUP LIMITED
   -------------------------------------------------------------------------
              (exact name of small business issuer in its charter)

               Nevada                                    87-0453100
----------------------------------------      ---------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

       2 rue du Nouveau Bercy.
      94220, Charenton, France
----------------------------------------      ---------------------------------
(Address of principal executive offices)                 (Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,094,139 SHARES OF COMMON STOCK AT JUNE 30, 1999 (EXCLUDING 1,667,916 SHARES OWNED AT THAT DATE BY THE COMPANY'S 81.6% OWNED SUBSIDIARY, UNIMEDIA, S.A.)

          Transitional Small Business Disclosure Format. YES ___ NO X

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements for the quarter covered by this report are attached hereto in accordance with item 310(b) of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheet at March 31, 1999
     and December 31, 1998....................................................3

Unaudited Consolidated Statement of Operations for
     the three months ended March 31, 1999 and 1998 (restated)................4

Unaudited Consolidated Statement of Stockholders' Equity for
     the three months ended March 31, 1999 and 1998 (restated)................5

Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 1999 and 1998 (restated)..........................6

Notes to the Unaudited Consolidated Financial Statements......................7

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 1999

                                                                          NOTE       MARCH 31,       DECEMBER 31,
                                                                                        1999             1998
                                                                                    (UNAUDITED)           $
                                                                                         $
ASSETS
Cash and cash equivalents                                                  3              359,166           583,320
Accounts receivable, within one year, net of allowances
  for doubtful accounts of $68,122 (December 31, 1998 - $77,579)           4            1,816,524         1,801,892
Inventories                                                                                63,894            93,938
Amounts due from shareholder                                              5-17            313,691           313,691
Prepaid expenses and deposits                                                              56,399            40,003
                                                                                   --------------  ----------------
TOTAL CURRENT ASSETS                                                                    2,609,674         2,832,844
Investments                                                                                 3,819             4,153
Equity in affiliate companies                                                             108,701           117,000
Intangible assets, net of accumulated amortization of
  $3,221,161 (December 31, 1998-$3,076,882)                                6            2,694,456         2,858,412
Property, plant and equipment, net                                         7            1,520,582           796,233
                                                                                   --------------  ----------------
TOTAL ASSETS                                                                            6,937,232         6,608,642
                                                                                   ==============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                        3,607,792         3,786,764
Accrued expenses                                                                        4,365,009         4,630,380
Related parties loans repayable within one year                           8-17         17,291,782        14,337,442
Other loans repayable within one year                                      8              344,000           190,000
Net liabilities for discontinued operation                                 9              523,093           496,228
                                                                                   --------------  ----------------
TOTAL LIABILITIES                                                                      26,131,676        23,440,814

COMMITMENTS AND CONTINGENCIES                                            10-16

MINORITY INTEREST IN SUBSIDIARIES                                                         404,483           404,209
                                                                                   --------------  ----------------
                                                                                       26,536,159        23,845,023
                                                                                   --------------  ----------------
STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding                                                                -
Common stock - 50,000,000 shares authorized:
$0.001 par value 40,094,139 (December 31, 1998 -
   40,094,139) issued and outstanding                                                      40,090            40,090
Additional paid in capital                                                             31,155,909        31,155,909
1,667,916 shares held by subsidiary (December 31,
    1998 - 1,667,916) at cost                                                            (950,712)         (950,712)
                                                                                   --------------  ----------------
                                                                                       30,245,287        30,245,287
Cumulative translation adjustment                                                       3,635,986           756,406
Accumulated deficit                                                                   (53,480,200)      (48,238,074)
                                                                                   --------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                                                            (19,598,927)      (17,236,381)
                                                                                   --------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              6,937,232         6,608,642
                                                                                   ==============  ================

See notes to the consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                       3 MONTHS                        3 MONTHS
                                                                         ENDED                           ENDED
                                                                    MARCH 31, 1999                  MARCH 31, 1998
                                                                     (UNAUDITED)                      (UNAUDITED)
                                             NOTE
Operating revenues                                                       $584,892                       $619,932

Operating costs:
  Staff costs                                                             611,525                        832,654
  Depreciation and amortization                                           221,655                        231,694
  Operating expenses - other                                            1,612,858                      2,565,539
                                                                       ----------                     ----------
                                                                       (2,446,038)                    (3,629,887)

Operating loss                                                         (1,861,146)                    (3,009,955)

  Other (expenses)/income                                                 (11,088)                       (99,013)
  Financial income (expense) net              12                       (3,310,629)                      (774,636)
  Equity in net loss of affiliates                                        (55,437)                       (55,018)
                                                                       ----------                     ----------
Loss from continuing operations before
taxation                                                               (5,238,300)                    (3,938,622)
Income tax benefit (expense)                                                 (121)                         5,409
                                                                       ----------                     ----------
                                                                       (5,238,421)                    (3,933,213)
Discontinued operations (Note 9)
Loss (income) from operations of discontinued
subsidiary                                                                 (1,700)                        25,138
                                                                       ----------                     ----------
Net loss before minority interest                                      (5,240,121)                    (3,908,075)
Minority interest                                                          (2,005)                        77,897
                                                                       ----------                     ----------
Net loss                                                               (5,242,126)                    (3,830,178)
                                                                       ==========                     ==========
Net loss per share for continuing operations -
   basic                                                                   ($0.13)                        ($0.10)
                                                                       ==========                     ==========
 - diluted                                                                 ($0.13)                        ($0.10)
                                                                       ==========                     ==========
Net loss per share including discontinued
  operation-basic                                                          ($0.13)                        ($0.10)
                                                                       ==========                     ==========
- diluted                                                                  ($0.13)                        ($0.10)
                                                                       ==========                     ==========
Weighted average shares - basic                                        40,094,139                     40,094,139
                                                                       ==========                     ==========
Weighted average shares - diluted                                      40,094,139                     40,094,139
                                                                       ==========                     ==========

See notes to the consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                          ADDITIONAL    CUMULATIVE OTHER
                                                            SHARES HELD     PAID-IN      COMPREHENSIVE    ACCUMULATED
                                         COMMON STOCK      BY SUBSIDIARY    CAPITAL     INCOME (DEFICIT)    DEFICIT         TOTAL
                                    SHARES           $            $            $                $              $              $
Balance at January 1, 1999        40,094,139       40,090     (950,712)   31,155,909          756,406    (48,238,074)   (17,236,381)

Translation adjustment                     -            -            -             -        2,879,580                     2,879,580

Net loss                                                -            -             -                -     (5,242,126)    (5,242,126)
                                                                                                                       ------------
Comprehensive loss                                                                                                       (2,362,546)
                               -------------   ----------  -----------  ------------   -------------  --------------   ------------
Balance at March 31, 1999         40,094,139       40,090     (950,712)   31,155,909        3,635,986    (53,480,200)   (19,598,927)
                               =============   ==========  ===========  ============   ============== ==============   ============


                                                                          ADDITIONAL    CUMULATIVE OTHER
                                                            SHARES HELD     PAID-IN      COMPREHENSIVE    ACCUMULATED
                                         COMMON STOCK      BY SUBSIDIARY    CAPITAL     INCOME (DEFICIT)    DEFICIT         TOTAL
                                    SHARES           $            $            $                $              $              $
Balance at January 1, 1998        40,094,139       40,090   (2,282,752)   31,155,909        2,846,067    (37,470,527)    (6,711,213)

Translation adjustment                     -            -            -             -       (2,089,661)                   (2,089,661)

Net loss                                                -            -             -                -    (10,767,547)   (10,767,547)
                                                                                                                       ------------
Comprehensive loss                                                                                                      (12,857,208)

Shares held by subsidiary

Shares held by subsidiary sold                               1,332,040                                                    1,332,040

Net loss
                               -------------   ----------  -----------  ------------   -------------  --------------   ------------
Balance at December 31, 1998      40,094,139       40,090     (950,712)   31,155,909          756,406    (48,238,074)   (17,236,381)
                               =============   ==========  ===========  ============   ============== ==============   ============

               See notes to the consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                                                           RESTATED
                                                                                3 MONTHS ENDED          3 MONTHS ENDED
                                                                                  MARCH 31,                MARCH 31,
                                                                                     1999                    1998
                                                                                      $                        $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                          (5,242,126)             (3,830,178)
Adjustment to reconcile net loss to net cash used in
  operating activities:
        Depreciation and amortization                                                221,655                 231,694
        Equity in net losses of investment in joint venture                           55,437                  55,018
        Minority interest                                                              2,005                 (77,897)
Changes in assets and liabilities:
        (Increase)/decrease in other assets and inventories                           13,982                  (1,790)
        Increase in accounts receivable                                              (14,632)               (885,224)
        Increase in accrued expenses and other liabilities                           325,945               1,882,825
                                                                            ----------------       -----------------
NET CASH USED IN OPERATIONS                                                       (4,637,734)             (2,625,552)
                                                                            ----------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment                                                  (800,000)               (358,505)
Acquisition of intangible assets                                                           -                  (3,545)
Cash proceeds from sale of investments                                                     -                 168,277
                                                                            ----------------       -----------------
NET CASH (USED) IN INVESTING ACTIVITIES                                             (800,000)               (193,773)
                                                                            ----------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short term debt                                                        2,934,000               1,850,000
Repayment of loans                                                                  (600,000)                      -
                                                                            ----------------       -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          2,334,000               1,850,000
                                                                            ----------------       -----------------
Effect of exchange rate changes on cash                                            2,879,580                 826,429
Net (decrease)/increase in cash and cash equivalents                                (224,154)               (142,896)
Cash and cash equivalents at beginning of period                                     583,320                 332,795
                                                                            ----------------       -----------------
Cash at end of period                                                                359,166                 189,899
                                                                            ================       =================
SUPPLEMENTAL DATA:

Interest paid                                                                          7,976                   8,749
Income tax paid                                                                          121                     491

See notes to the consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

1.       SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries, Capital Media (UK) Limited ("CM (UK)"), and Onyx Television GmbH ("Onyx"), together with the Company's 81.6% owned subsidiary Unimedia SA ("Unimedia") and Unimedia's wholly owned subsidiary, Pixel Limited ("Pixel"), and its 90% owned subsidiary TopCard SA ("TopCard"). All intercompany accounts and transactions have been eliminated in consolidation. CM (UK)'s 50% interest in Blink TV Limited ("Blink") and Pixel's 47.5% interest in Henry Communications Limited ("Henry"), have been accounted for using the equity method, after the elimination of all significant intercompany balances and transactions. Tinerama Investment AG ("Tinerama"), a 51% owned subsidiary is treated as discontinued operations (See Note 9).

         The results of Pixel has been consolidated in the consolidated financial statements from January 1, 1998, being the date of acquisition.

         INTERIM ADJUSTMENTS

         The consolidated financial statements as of, and for the periods ended, March 31, 1999 and March 31, 1998 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

         INVENTORIES

         Inventories are stated at the lower of first-in, first-out cost or market value. Inventories include both raw materials and finished goods.

         INTANGIBLE ASSETS

         Intangible assets represent purchased broadcast licences, computer software and goodwill arising on acquisition of subsidiary undertakings. The amounts in the balance sheet are stated net of the related accumulated amortization. Computer software are amortized in the year of their acquisition. Broadcast licenses and goodwill are amortized on a straight-line basis over a period not exceeding six years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate that the carrying value of the assets may not be recoverable, by comparing the undiscounted future cash flows from such assets with the carrying value of the assets. An impairment loss would be computed based upon the amount by which the carrying amount of the assets exceeds its fair value at any evaluation date.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

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

         LEASE

         Operating leases are charged to expense, on a straight - line basis, over the term of the lease.

         REVENUE RECOGNITION

         Sales are recognized when products, services and fees are delivered and when advertisements are broadcast and thereby invoiced to the customer. Intercompany charges are eliminated on consolidation and not included in revenues.

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged to expense as incurred

         EARNINGS PER SHARE

         Basic income per share is calculated on the basis of weighted average outstanding shares. Diluted income per share is computed on the basis of weighted average outstanding common shares, plus potential common shares assuming exercised stock options and conversion of outstanding convertible securities where issued.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company and other long-term financing at March 31, 1999 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar debt instruments.

         RECLASSIFICATIONS AND RESTATEMENT

         Certain reclassifications have been made to the March 1998 balances to conform to the 1998 year end presentation.

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

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the period ended March 31, 1999 and the year ended December 31, 1998, the Company incurred net losses of $5,242,126, and $10,767,547, respectively. At March 31, 1999, the
         Company had net current liabilities of $22,198,909 and its total liabilities exceeded its total assets by $19,598,927. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amount or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 16, the Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain successful operations. Management reported in March 1999 that it intends to propose at its forthcoming Stockholders' Meeting, a resolution to increase the authorized capital of the Company and a further resolution to agree to allow the conversion of certain of the loans received and interest accrued into equity of the Company. Management also reported in March 1999 that it had entered into a further agreement to provide funding so that the Company can meet its obligations and sustain operations from sources as described in note 16.

3.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents at March 31, 1999 includes a bank deposit balance of Nil (December 31, 1998 - $520,164).

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

4.       ACCOUNTS RECEIVABLE

                                              MARCH 31,          DECEMBER 31,
                                                   1999                  1998
Accounts receivable comprise:                         $                     $

Trade receivables                               836,035               899,352
Taxation receivables                             26,229                19,761
Other debtors receivable                        954,260               882,779
                                           ------------        --------------
                                              1,816,524             1,801,892
                                           ============        ==============

5.       AMOUNT DUE FROM SHAREHOLDER

         In December 1995, the Company issued 261,410 shares at $1.20 cash to a shareholder (Latitude Investments, Ltd.) in exchange for the shareholder guaranteeing the establishment of a contract with PTT Telecom. This resulted in the shareholder receiving shares for no payment. As part of an overall agreement with Instar, Universal and Latitude (See Note 17) this amount will be forgiven.

6.       INTANGIBLE ASSETS

                                                   MARCH 31,       DECEMBER 31,
                                                        1999               1998
                                                           $                  $

Purchased broadcast licenses                         242,145            249,570
Computer software                                    579,307            591,560
Goodwill                                           5,094,165          5,094,165
                                               -------------     --------------
                                                   5,915,617          5,935,295
Less accumulated amortization                     (3,221,161)        (3,076,883)
                                               -------------     --------------
                                                   2,694,456          2,858,412
                                               =============     ==============

         Goodwill net of amortization is as follows:

                                                   MARCH 31,       DECEMBER 31,
                                                        1999               1998
                                                           $                  $

Tinerama                                                   0                  0
Unimedia                                           2,029,600          2,138,468
TopCard                                              525,097            558,819
Pixel                                                 72,731             78,986
                                               -------------     --------------
                                                   2,627,428          2,776,273
                                               =============     ==============

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

7.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:        MARCH 31,        DECEMBER 31,
                                                       1999                1998
                                                          $                   $

Fixtures, fittings and equipment                  3,704,511           3,211,962

Less accumulated depreciation                    (2,183,929)         (2,415,729)
                                              -------------      --------------
                                                  1,520,582             796,233
                                              =============      ==============

8.       LOANS REPAYABLE WITHIN ONE YEAR

                                                  MARCH 31,         DECEMBER 31,
                                                       1999                 1998
                                                          $                    $

Instar Holding Ltd.                               2,000,000            2,000,000
MMP, SA                                           5,900,000            3,120,000
Superstar Investments Ltd.                        6,650,000            6,650,000
Fontal Ltd.                                         200,000              200,000
Oradeo                                              200,000              500,000
Roland Pardo                                        200,000              500,000
Interest and penalty interest accrued             2,141,782            1,367,442
                                              -------------      ---------------
Related party loans                              17,291,782           14,337,442
Sundry loans                                        344,000              190,000
                                              -------------      ---------------
                                                 17,635,782           14,527,442
                                              =============      ===============

The terms of the loans are:

The terms of the Instar, MMP (a fully owned subsidiary of Groupe AB) and Superstar loans are detailed in Note 15 and 16.

The Fontal loan was received on December 30, 1997 and carries an interest rate of 15% per annum and was repayable on February 16, 1998. See Notes 14 and 17.

The Oradeo loan was made to Unimedia in 1996 and carries an interest rate of 2% above 3 month Eurodollar Libor rate and was repayable on April 18, 1998. See
Note 14.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

The Roland Pardo loan was made to Unimedia in 1996 and carries an interest rate of 2% above 3 month Eurodollar Libor rate and was repayable on July 29, 1998. See Note 14.

The Falcon loan was made to Unimedia in 1995 and carried an interest rate of 0.5% per month and was repaid on May 25, 1998.

The sundry loans are in respect of three proposed subscriptions for 3,440,000 shares of common stock at $0.10 per share.

9.       DISCONTINUED OPERATIONS

         During 1998, the Company approved a decision to sell its interests in the Romanian company, Tinerama. Discussions with a potential buyer are in progress and the transaction is expected to be concluded during 1999. The results of the Tinerama business have been reported separately as discontinued operations. Prior year consolidated financial statements have been restated to present the Tinerama business as discontinued. The components of the net liabilities of the discontinued operations included in the consolidated balance sheets are as follows:

                                                MARCH 31,        DECEMBER 31,
                                                     1999                1998
                                                        $                   $

Current assets                                    121,532             152,744

Less current liabilities                         (694,837)           (702,903)
                                            -------------      --------------
Net current liabilities                          (573,305)           (550,159)
Minority interests                               (433,107)           (460,559)
Net property, plant and equipment                 483,319             514,490
                                            -------------      --------------
Net liabilities                                  (523,093)           (496,228)
                                            =============      ==============

10.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         In March 1998, the Company entered into a monthly agreement to lease offices, as well as the use of studio, post production and editing facilities in Dortmund, Germany as required. Under the terms of the office agreement the Company is committed to paying DM 150,000 ($83,000 at March 31, 1999 exchange rates) per annum.

         The Company has also entered into leases for office space in France, expiring between 1999 and 2002 at an annualized cost of $100,000 (at March 31, 1999 exchange rates).

         The total rental expense in 1999 and 1998, including transponders and lease commitments as above, are $2,648,500 and $4,423,000, respectively.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

         Under the terms of a two year service agreement which commenced October 1, 1998, broadcasting facilities for Onyx, comprising of the uplink, master control, and satellite transponder broadcasting and cable transmission costs are provided by Group AB at an annual costs of $3,120,000 (see Note 15 and 16).

         Minimum lease payments under operating leases as of March 31, 1999 are as follows:

         Years ending December 31,                                        $
         1999                                                     2,648,500
         2000                                                     2,044,000
         2001                                                       170,000
         2002                                                       170,000
         2003 and thereafter                                        295,000
                                                              -------------
                                                                 $5,327,500
                                                              =============

         The Company is committed to pay to its directors and officers under employment agreements an aggregate of $650,000 during the year ended December 31, 1999.

         RETIREMENT INDEMNITEES AND PENSION PLANS

         Retired employee benefits from State of Government sponsored pension schemes. Contributions by employers to these sponsored schemes are expenses as incurred. There are no specific supplemental pension plans operated by the Company or any subsidiary. There is no liability arising from retirement indemnity.

11.      RESEARCH AND DEVELOPMENT COSTS

         TopCard is involved in the development of specific applications based upon smart card technology including remote security Internet access and infra-red contactless smart card technology.

                                                      MARCH 31,        MARCH 31,
                                                           1999             1998
                                                              $                $
Research and development costs                           61,296           72,700
                                                    ===========      ===========

12.      FINANCIAL EXPENSE (INCOME) NET

                                                       3 MONTHS         3 MONTHS
                                                          ENDED            ENDED
                                                      MARCH 31,        MARCH 31,
                                                           1999             1998

                                                              $                $

Interest expense                                        816,076          208,329
Foreign currency exchange loss                        2,494,553          566,307
                                                  -------------   --------------
                                                      3,310,629          774,636
                                                  =============   ==============

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

The foreign currency exchange loss in 1999 and in 1998 arose primarily from the exchange differences arising in the intercompany loan between CM(UK) and Onyx recorded in pounds sterling and German Marks, respectively.

13.      INCOME TAXES

         Net operating loss carry forwards which give rise to deferred tax assets at March 31, 1999 are as follows:

                                                       3 MONTHS        3 MONTHS
                                                          ENDED           ENDED
                                                      MARCH 31,       MARCH 31,
                                                           1999            1998

                                                              $               $

Deferred tax asset on unrealized tax losses          18,960,000       4,180,000
Timing differences                                      240,000
                                                  -------------     -----------

Valuation allowances                                (19,200,000)     (4,180,000)
                                                  -------------     -----------

Total deferred tax assets                                     -               -
                                                  =============     ===========

         The Company has significant deferred tax assets ($16,380,000) corresponding to tax losses arising primarily from the operating losses incurred by Onyx, in Germany. These tax losses are available to be carried forward indefinitely to be set off against future profits in Germany. However, at the end of 1998, the management forecast that the Company will not be profitable in 1999 and therefore no credit for income tax was recorded. The Company will continue to review its tax valuation allowance in future periods.

14.      LITIGATION

         The litigation against Com TV Production und Vertrieb GmbH ("Com") and Nen TV ("Nen") and Mr. John Garman, related to an agreement in 1995, wherein the Company was purportedly to invest in and develop a satellite broadcasting project and was thereby to allot Nen 5% of the issued share capital of the project in consideration for various undertakings. The Company has always maintained that there had been a repudiatory breach of contract by Com and Nen and that the Company believed that the claim made were without merit and intended to vigorously contest the same. In December 1997, at the direction of the trial judge, the Company and the other parties agreed to a form of settlement, wherein the Company agreed to enter into reciprocal commercial agreements allowing the other parties to introduce potential clients wishing to access available down time for advertising purposes.

         In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. The suit sought damages of DM750,000 ($414,000). Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favor of Onyx. The plaintiff has the right to appeal and Onyx believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of this matter.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

         In May 1998, TV Strategies, a US Dallas based television services company, obtained a default judgment against Onyx for DM300,000 ($180,000), plus interest, relating to services which TV Strategies alleges that they provided to Onyx. Onyx has taken action in the US to have the default judgment set aside, and believes that it has grounds to obtain relief from the default judgment. Onyx also believes that it has meritorious defenses to the suit. However, there can be no assurance as to the outcome of the matter.

         In July 1998, the Company was sued in the U.S. District Court for the District of Nevada by Fontal Limited ("Fontal") for breach of a promissory note. See Note 8 for a description of the Fontal Note. The Company had pledged the rights to trademarks for the international Onyx name outside of Germany, Switzerland and Austria to Fontal to secure repayment of this note. Subsequent to March 31, 1999, this matter was settled. See Note 17.

         Unimedia has three minority shareholders (Oradea, Roland Pardo and Fontal (see Note 8)) who have previously advised Unimedia that they do not believe that the reorganization of Unimedia with the Company was in the best interest of Unimedia and its stockholders. These stockholders have brought numerous legal actions against Unimedia and/or its management (which is also now, in part, the senior executive management of the Company) contending that the past and future activities of Unimedia are not in the best interest of Unimedia's stockholders and were not being engaged in for the benefit of Unimedia and its stockholders. To date, such suits have not been successful. In addition, the French Courts have to date rejected all requests to appoint experts in judgment to review Unimedia's management's actions.

         Oradea and Pardo have also taken action through the courts in France and Israel to safeguard their potential rights over certain assets of Unimedia in order to secure repayment of their unsecured loans due from Unimedia (see Note 8). In connection with such actions and based upon the fact that the notes do not by their terms reflect a repayment date. In February 1999, the French court ruled that repayment of the loans be made by a number of installments starting March 1999 until September 1999 and set a lower rate of interest to accrue. Unimedia is also preparing actions against Lodelo and Pardo for damages which it believes have been inappropriately caused by reason of the actions taken by Lodelo and Pardo against Unimedia and its management.

         Charles Koppel, the former chairman and CEO of the Company claimed constructive dismissal following the Board's selection of a new President and CEO for the Company in August 1997. In March 1998, the Company resolved its dispute with Mr. Koppel in regard to his claim for wrongful dismissal and paid Mr. Koppel /pound sterling/60,000 ($96,000) to resolve outstanding claims under his service contract with the Company.

         In August 1998, Onyx sued Charles Koppel in Germany. The suit alleges that certain of Mr. Koppel's actions as the managing director of Onyx were improperly performed and seeks damages in an unspecified amount. The Company and Charles Koppel will exchange mutual general releases in connection with the Instar Settlement (See Note 17) and all of the suits between the Company and Charles Koppel will be dismissed with prejudice.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

15.      CAPITAL STRUCTURE

         The Company has the following issued and vested warrants to purchase common stock outstanding at March 31, 1999 and December 31, 1998

                                         MARCH 31,       DECEMBER
DESCRIPTION                                   1999       31, 1998

Warrants for common stock
exercisable at $4.00                     5,200,000      5,200,000

Warrants for common stock
exercisable at $3.125                      433,328        433,328

Warrants for common stock
exercisable at $2.50                     1,100,000      1,100,000
                                     ----------------------------
                                         6,733,328      6,733,328
                                     ============================

         All outstanding warrants (except the warrants which expired by their terms on December 31, 1998), expire 36 months from the date of the effective registration of their underlying shares. The warrants were issued in connection with a Private Placement Offering ("the Offering") which took place in December 1995 and January 1996. Warrants to purchase 4,200,000 and 1,000,000 shares of common stock at exercise prices of $4.00 and $2.50 per share were issued to investors in the Offering; warrants to purchase 1,000,000 and 433,328 shares of common stock at exercise prices of $4.00 and $3.125 per share respectively were issued to the placement agent and sub-distributors for the Offering; and warrants to purchase 1,600,000 and 1,200,000 shares of common stock at exercise prices of $3.125 and $2.50 respectively were issued to certain of the founding shareholders (which warrants expired on December 31, 1998). In September 1996, 10,000 shares and warrants to purchase an additional 100,000 shares at an exercise prices of $2.50 were issued to a director for consulting services.

         Additionally, the Company is obliged to issue warrants to former Unimedia shareholders under the terms of the share exchange agreement signed in 1997, as follows:

                                         MARCH 31,       DECEMBER
DESCRIPTION                                   1999       31, 1998

Warrants for common stock
exercisable at $4.00                     1,139,144      1,139,144

Warrants for common stock
exercisable at $3.125                       77,871         77,871

Warrants for common stock
exercisable at $2.50                       197,675        197,675
                                     ----------------------------
                                         1,414,690      1,414,690
                                     ============================

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

         Subject to the compliance with applicable US securities laws and the approval of an increase in the Company's authorized Common Stock to allow for such action, the Company intends in the future to offer the warrant holders the right, for a period of not less than 61 days, to exercise their warrants and receive two shares of Common Stock at an exercise price of $0.30 per share. If the holders of the outstanding warrants do not exercise this right, the warrants will remain outstanding on their original terms until their expiration date. This right will be given to the Company's warrant holders in order to allow the Company's warrant holders to acquire additional Company securities at a lower price and to raise additional capital for the Company's operation.

         The Company has offered one of its warrant holder, Auric Investments Limited ("Auric"), the right to subscribe to purchase 1,566,156 shares of Common Stock on the basis of two shares for each of the 783,078 warrants which they hold, but at an exercise price of $0.20 per share. Auric was granted this lower price due to the assistance which they provided to the Company in helping the Company to re-obtain the quotation on the Bulletin Board maintained by NASD in 1998.

         COMMON STOCK PURCHASE OPTIONS

                                                                OUTSTANDING                      OUTSTANDING
                                                                    AT                               AT
                                                                 MARCH 31,                        DECEMBER
DESCRIPTION                                                        1999           GRANTED         31, 1998
Executive officers options exercisable @ $0.57                    375,000                          375,000
of which vested                                                   225,000                          225,000

Officers options exercisable @ $2.50                              300,000                          300,000
of which vested                                                   300,000                          200,000

Executive officers options exercisable @ $0.35                  4,000,000                        4,000,000
of which vested                                                 1,599,998                          800,000

Non-employee directors options exercisable @ $0.35                500,000                          500,000
of which vested                                                   500,000                          500,000

Options to Diamond Production exercisable @ $0.10              16,000,000                       16,000,000
                                                            ----------------------------------------------
Total exercisable                                              21,175,000               -       21,175,000
                                                            ==============================================

         On August 1, 1997, the Company entered into three year employment agreements with the executive officers providing for them to receive in addition to other compensations, options to purchase 200,000 and 175,000 shares of common stock at an exercise price of $0.57 per share, the price at which transactions were effected at that time. The options vested 2/5 upon the effective date of the agreement and will vest 1/5 on each of the first, second and third anniversaries, respectively, of the agreement. These options expire 36 months from the date of their effective registration.

         The Chief Financial Officer as part of his service agreement is entitled to receive an option to purchase 100,000 common shares of the Company at $2.50, the price at which transactions were effected at the time of each of the years 1996, 1997 and 1998. These options expire 36 months from the date of their effective registration.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

         On March 10, 1998, the Board of Directors granted options to four executive officers of the Company to purchase an aggregate of 4,000,000 shares of common stock at an exercise price of $0.35 per share (the price at which common stock was negotiated on the date of grant). On the same date, non-employee directors were granted options to purchase an aggregate of 500,000 shares at the same price. The options vested to executive officers 200,000 each in 1998, with the balance over 3 years, and to non-employee directors immediately. The options are valid for 5 years and expire on March 10, 2003.

         On December 18, 1998, the Board approved the grant of a two year warrant to purchase an aggregate of 16,000,000 shares at an exercise price of $0.10 per share to Diamond Production, a company owned by two executive directors. This grant will be considered for approval at the forthcoming stockholders' meeting.

         PRO FORMA NET LOSS AND NET LOSS PER SHARE

         The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and, as permitted under SFAS No. 123 applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock options. Since the Company awarded the stock options with no discount as compared with the market price at the time of the grants, there was no related compensation costs for any of the years presented based on the estimated grant date fair value as defined by FAS 123. The Company pro-forma net loss and loss per share for the three months ended March 31, 1999 and for the year ended December 31, 1998 are as follows:

                                            MARCH 31, 1999        MARCH 31, 1998
                                                   $                    $

         Pro forma net loss
         Basic and diluted                    (5,242,126)          (3,830,178)

         Pro forma net loss per share
         Basic and diluted                      ($0.13)              ($0.10)

         CONVERTIBLE DEBT AT MARCH 31, 1999

         The following derivative securities outstanding will become exercisable if the Company's stockholders authorize an increase in additional shares (See Note 2). Interest and penalties accrued are also convertible into common stock.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                                      SHARES
                                                                CONVERSION         ISSUABLE ON
PAYEE                                                 $         PRICE ($)           CONVERSION
Superstar Ventures Ltd.                            1,250,000       0.10             12,500,000

Superstar Ventures Ltd.                              400,000       0.10              4,000,000

MMP SA                                             2,000,000       0.10             20,000,000

Superstar Ventures Ltd.                            5,000,000       0.10             50,000,000

MMP SA (1)                                         1,900,000       0.10             19,000,000

MMP SA                                             2,000,000       0.10             20,000,000

Interest and penalty interest accrued              1,418,992       0.10             14,189,920
                                              --------------                  ----------------
                                                  13,968,992                       139,689,920
                                              ==============                  ================

         (1) The debt is part of a convertible note under which MMP will loan $6,640,000 over 2 years. See Note 10 - Lease commitments. It is convertible into common stock at $0.10 per share. The total shares of common stock to be issued are 66,400,000.

         These loans (principal and interest) are automatically convertible into shares of common stock once the Company holds its meeting of stockholders and its stockholders approve the increase in the number of authorized shares. The Company has agreed to pay a 2% penalty per month on the outstanding principal of the loans, payable in shares of common stock, for each month the Company fails to hold its special stockholders meeting subsequent to November 30, 1998. The convertible debt becomes automatically due to Superstar and MMP SA and immediately payable (with interest plus a 20% penalty) if the Company's stockholders do not approve an increase in the Company's authorized shares.

BASIC EPS COMPUTATION

                                                                               MARCH 31,          DECEMBER
                                                                                    1999          31, 1998
Net income of continuing operations                                           (5,240,426)       (3,855,316)
                                                                          --------------------------------
Net loss                                                                      (5,242,126)       (3,830,178)
                                                                          --------------------------------
Weighted Average number of Shares                                             40,094,139        40,094,139
                                                                          --------------------------------
Basic EPS Net loss of continuing operations                                       ($0.13)           ($0.10)
                                                                          --------------------------------
Basic EPS Net loss including discontinued operations                              ($0.13)           ($0.10)
                                                                          --------------------------------

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                               March 31,         March 31,
DILUTED EPS COMPUTATION                                                           1999              1998
Weighted average shares                                                       40,094,139        40,094,139

Warrants (1)                                                                           -                 -

Convertible debt  139,689,920 shares (1)                                               -                 -

Board options - 2,099,998 vested in 1998 and 1999                                      -                 -
                                                                          --------------------------------
                                                                              40,094,139        40,094,139
                                                                          --------------------------------
Diluted EPS Net loss of continuing operations                                    ($0.13)           ($0.10)
                                                                          --------------------------------
Diluted EPS Net loss including discontinued operations                           ($0.13)           ($0.10)
                                                                          --------------------------------

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

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

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

         On October 31, 1996, CM(UK) entered into a deed of counter-indemnity ("Deed") with Universal, a BVI corporation. The Deed secures the obligation of CM(UK) to repay Universal if Universal is called upon to make payment on its transponder guarantee. CM(UK)'s obligations under the Deed are guaranteed by the Company and Onyx, and are secured by a charge on substantially all of the Company's assets. Instar and Universal have agreed that their liens on the Company's assets shall rank pari-passu. See Note 17.

         On January 9, 1998, CM(UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited ("Superstar"). Such loan was evidenced by two 13% Convertible Secured Promissory Notes (the "Notes") in the original amounts of $750,000 and $500,000, respectively. Of the aggregate proceeds, $500,000 was used to repay a loan previously made to CM(UK) by Unbeatable Investments Limited. The Notes bear interest at the rate of 13% per annum and are convertible into the Company's Common Stock on the basis of one share of Common Stock for each $0.50 of outstanding principal and accrued interest. The Notes however, may not be converted until the Company has held a shareholders meeting at which its Articles of Association are amended to increase sufficiently the number of authorized shares of Common Stock of the Company.

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

         On June 16, 1998, the Company entered into two Memorandum of Understanding Agreements ("MOU") with AB Groupe ("AB"), (which is the parent company of MMP) and Superstar to continue to fund the Company's operations. These new Agreements will provide up to $11.64 million, $5.4 million in the form of cash investment to be infused over a one year period and $6.24 million through providing operating services to the Company over a period of two years. The new funding will initially be in the form of debt to be automatically converted into shares of common stock at $0.10 cents per share upon and after approval of an increase in the Company's authorized capital at the next shareholders meeting. (See Note 15)

         On March 10, 1999, the Company entered into a new $6 Million Convertible Promissory Note Agreement with AB to provide additional funding for the Company's operations including $800,000, which was paid for the purchase of certain technical equipment necessary to implement the Service Agreement dated July 27, 1998; $3 million is to be loaned in cash over the five months to July 31, 1999; of which $2,400,000 has been received to July 2, 1999,

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

         and the balance of $2.2 million of the Note is reserved for the agreed upon settlement of the Instar loan, (See Note 17). The Note bears interest at the rate of 10% per annum, and is automatically converted into the Company's Common Stock on the basis of one share of Common Stock for each $0.10 of principal and interest. As previous, the Note, may not be converted until the Company has held its stockholders' meetings at which its Articles of Association are amended to provide the sufficient number of authorized shares of Common Stock of the Company.

17.      SUBSEQUENT EVENTS

         The Company has reached an agreement in principal to settle the Instar Loan. Under the terms of the settlement, the Company will pay Instar $2.2 million in full settlement of this loan. As part of this settlement, the Company's obligations to Instar and Universal will be extinguished. (See Notes 8 and 16). Additionally, the obligations of Latitude Investments Ltd. to the Company will be deemed paid in full. (See Note 5). As part of the settlement, all of the securities given will be released. This transaction is expected to result in a net credit to income of some $400,000 representing the settlement of the litigation.

         The litigation concerning the Fontal loan has been fully settled for $327,500, and the related Promissory Note has been fully paid and satisfied. (See Notes 8 and 14).

18.      RESTATEMENT

         Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1997, the Company determined that a holding of the Company's shares held at year end by a subsidiary company as an investment, should have been reflected as an element of stockholders equity. The 1997 financial statements have been restated to reflect this investment as an element of the Stockholders' Equity at their original cost of $0.57 per share. Accordingly, the comparative 1998 unaudited financial statements have been restated from the amounts previously reported as follows:

                                                           AS PREVIOUSLY
                                                              REPORTED          AS RESTATED
                                                                ($)                 ($)
                                                           ---------------------------------
For the three months ended March 31, 1998

         Other (expenses) / income                            (193,308)            (99,013)

         Loss from continuing operation before taxation     (4,021,946)         (3,933,213)

         Net loss after taxation                            (3,925,051)         (3,908,085)

         Net loss per share - basic and diluted                 ($0.10)             ($0.10)

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

19.      SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA

         The following financial information is summarized by business segment and country.

         -        The television media segment contains the operations of Onyx;
                  and

         - The technology segment contains the operations of Unimedia, Pixel and TopCard.

         Capital Media Group's activities are concentrated in Germany, France and Israel (Revenues account for: to March 1999 - approximately 56%, 24% and 20%, respectively, to March 1998 - approximately 51%, 20% and 29%, respectively.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                           TELEVISION         TECHNOLOGY         ELIMINATION                               TOTAL
                                              MEDIA                                   &
                                                                                  CORPORATE
THREE MONTHS ENDED MARCH 31, 1999

Revenues                                       326,192            258,700                   -                               584,892
Inter-segment revenues                               -                  -                   -                                     -
                                       ---------------    ---------------    ----------------                       ---------------
Total revenues                                 326,192            258,700                   -                               584,892
Income (losses) from operations             (1,218,869)           (55,568)           (586,709)                           (1,861,146)
Other (expense) income                          10,244            (21,332)                  -                               (11,088)
Interest revenue                                     -              8,291                   -                                 8,291
Interest expenses                               (9,395)           (17,971)           (797,001)                             (824,367)
Other financial (expense) income, net       (1,410,090)            38,649          (1,123,112)                           (2,494,553)
Equity in net losses of affiliates                   -             (8,299)            (47,138)                              (55,437)
Loss in discontinued business                        -                  -              (1,700)                               (1,700)
Income tax benefit                                (121)                 -                   -                                  (121)
Minority interest                                    -             (2,005)                  -                                (2,005)
                                       ---------------    ---------------    ----------------                       ---------------
Net loss                                    (2,628,231)           (58,235)         (2,555,660)                           (5,242,126)
                                       ===============    ===============    ================                       ===============
Total assets                                 1,921,868          3,822,932           1,192,432                             6,937,232
                                       ===============    ===============    ================                       ===============
Capital expenditure                            800,000                  0                   0                               800,000
                                       ===============    ===============    ================                       ===============
Depreciation of fixed assets                    65,311             38,564               3,425                               107,300
                                       ===============    ===============    ================                       ===============

                                              Germany            France              Israel              Other              Total
                                                                                                       Corporate
Revenues                                       326,192            140,924             117,776                  -            584,892
Inter-segment revenues                               -                  -                   -                  -                  -
                                       ---------------    ---------------    ----------------    ---------------    ---------------
Total revenues                                 326,192            140,924             117,776                  -            584,892
Income (losses) from operations             (1,218,869)          (101,121)             45,553           (586,709)        (1,861,146)
Other (expense) income                          10,244            (21,332)                  -                  -            (11,088)
Interest revenue                                     0                  0               8,291                  -              8,291
Interest expenses                               (9,395)           (17,971)                  -           (797,001)          (824,367)
Other financial (expense) income, net       (1,410,090)            38,649                   -         (1,123,112)        (2,494,553)
Equity in net losses of affiliates                   -                  -              (8,299)           (47,138)           (55,437)
Loss in discontinued business                        -                  -                   -             (1,700)            (1,700)
Income tax benefit                                (121)                 -                   -                  -               (121)
Minority Interest                                    -             (2,005)                  -                  -             (2,005)
                                       ---------------    ---------------    ----------------    ---------------    ---------------
Net loss                                    (2,628,231)          (103,780)             45,545         (2,555,660)        (5,242,126)
                                       ===============    ===============    ================    ===============    ===============
Total assets                                 1,921,868          3,116,295             706,637          1,192,432          6,937,232
                                       ===============    ===============    ================    ===============    ===============
Capital expenditure                            800,000                  0                   0                  0            800,000
                                       ===============    ===============    ================    ===============    ===============
Depreciation of fixed assets                    65,311             33,314               5,250              3.425            107,300
                                       ===============    ===============    ================    ===============    ===============

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                              TELEVISION         TECHNOLOGY        ELIMINATION                             TOTAL
                                                 MEDIA                                  &
                                                                                    CORPORATE
THREE MONTHS ENDED MARCH 31, 1998

Revenues                                          319,055           300,877                   -                             619,932
Inter-segment revenues                                  -                 -                   -                                   -
                                          ---------------    --------------    ----------------                     ---------------
Total revenues                                    319,055           300,877                   -                             619,932
Income (losses) from operations                (2,154,875)         (137,965)           (717,115)                         (3,009,955)
Other (expense) income                             51,573          (150,586)                  -                             (99,013)
Interest revenue                                        0            13,540                   -                              13,540
Interest expenses                                  (8,837)          (86,459)           (126,573)                           (221,869)
Other financial (expense) income, net          (1,029,645)          (10,527)            473,865                            (566,307)
Equity in net losses of affiliates                      -           (22,000)           (33,018)                             (55,018)
Profit in discontinued business                         -                 -              25,138                              25,138
Income tax benefit                                   (481)            5,890                   -                               5,409
Minority interest                                       -            77,897                   -                              77,897
                                          ---------------    --------------    ----------------                     ---------------
Net loss                                       (3,142,265)         (310,210)           (377,703)                         (3,830,178)
                                          ===============    ==============    ================                     ===============
Total assets                                    1,921,868         2,051,357           3,443,602                           7,026,918
                                          ===============    ==============    ================                     ===============
Capital expenditure                                     0           358,405                   0                             358,405
                                          ===============    ==============    ================                     ===============
Depreciation of fixed assets                       35,675           108,261               3,668                             147,604
                                          ===============    ==============    ================                     ===============

                                                Germany            France             Israel            Other              Total
                                                                                                      Corporate
Revenues                                          319,055           124,940             175,937                             619,932
Inter-segment revenues                                  -                 -                   -                -                  -
                                          ---------------    --------------    ----------------   --------------    ---------------
Total revenues                                    319,055           124,940             175,937                -            619,932
Income (losses) from operations                (2,154,875)         (206,315)             68,359         (717,115)        (3,009,955)
Other (expense) income                             51,573          (150,586)                  -                -            (99,013)
Interest revenue                                        0                 0              13,540                -             13,540
Interest expenses                                  (8,837)          (86,459)                  -         (126,573)          (221,869)
Other financial (expense) income, net          (1,029,645)          (10,527)                  -          473,865           (566,307)
Equity in net losses of affiliates                      -                 -             (22,000)         (33,018)           (55,018)
Profit in discontinued business                         -                 -                   -           25,138             25,138
Income tax benefit                                   (481)            5,890                   -                -              5,409
Minority Interest                                       -            77,897                   -                -             77,897
                                          ---------------    --------------    ----------------   --------------    ---------------
Net loss                                       (3,142,265)         (370,100)             59,890         (377,703)        (3,830,178)
                                          ===============    ==============    ================   ==============    ===============
Total assets                                    1,532,959         1,228,183             823,174        3,442,602          7,026,918
                                          ===============    ==============    ================   ==============    ===============
Capital expenditure                                     0                 0             358,405                0            358,405
                                          ===============    ==============    ================   ==============    ===============
Depreciation of fixed assets                       35,675            54,165              54,096            3,668            147,604
                                          ===============    ==============    ================   ==============    ===============

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-QSB. CERTAIN OF THE DATA CONTAINED HEREIN INCLUDES FORWARD LOOKING INFORMATION AND RESULTS COULD DIFFER FROM THAT SET FORTH BELOW. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1998 (THE "FORM 10-K")

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         The net loss for the quarter ended March 31, 1999 was $5.24 million, compared to a net loss of $3.83 million for the three months ended March 31, 1998. At an operating level, however, the operating loss decreased significantly to $1.86 million for the quarter ended March 31, 1999, compared to $3.0 million for the quarter ended March 31, 1998. The increase in net loss for the 1998 first quarter was primarily attributable to an increase in the financial expense charge in respect of higher loan interest and a significant non-cash foreign exchange loss arising since December 31, 1998. See Note 12 of Notes to Unaudited Consolidated Financial Statements.

         The net loss per share for the quarter ended March 31, 1999 (basic and diluted) including discontinuing operations was $0.13, compared to a net loss per share (basic and diluted) of $0.10 for the quarter ended March 31, 1998. Weighted average shares outstanding basic and diluted were 40,194,139 for both periods.

         The March 31, 1999 Consolidated Financial Statements have been restated to conform to the 1998 Annual Consolidated Financial Statements. The restatement is in respect of the treatment of the Company's issued stock held by a subsidiary company within Investments in the original 1997 Financial Statement with the cost adjusted by a year end valuation provision. The comparatives in the March 1999 Financial Statements were restated to show the holding at original cost and as an element of Stockholders' Equity.

         Operating revenues for the quarter ended March 31, 1999 totaled $0.58 million, a decrease of $35,000 compared to revenues of $0.62 million for the quarter ended March 31, 1998. Both Onyx and TopCard recorded small increases in their operating revenue of $7,000 and $38,000 respectively, whilst Pixel had a decrease in revenue of $58,000.

         Operating costs, including staff costs, depreciation and amortization totaled $2.45 million for the quarter ended March 31, 1999, compared to $3.63 million for the quarter ended March 31, 1998. The net decrease in operating costs is primarily reflective of the cost reductions made across all the group operations, but particularly at Onyx, where operating costs were reduced to $1.55 million in the quarter to March 31, 1999 compared to $2.47 million in the quarter ended March 31, 1998. Management believes that Onyx's operating costs will be further reduced in 1999 compared to 1998 as a result of the full implementation of the strategic agreement with Groupe AB which was entered into in August 1998 and became effective in December. See the Form 10-K. Operating expenses of Onyx include programming costs, broadcast studio expenses and transmission expanses. Under the two year strategic alliance agreement, a subsidiary of Groupe AB provides Onyx with television technical services, the use of a transponder and uplink facilities, transmission services and use of a master control room as well as contributing to cable transmission fees, all for an annual cost of $3.12 million. The Company believes that the agreement will provide annual saving of up to $3 million compared to the costs of the original 1995 contracts for these services which have now been terminated.

         Depreciation and amortization for the quarter ended March 1999 was $0.22 million compared to $0.23 million for the corresponding period in 1998.

         The increase in Financial Expense relates to higher interest expense of $0.82 for the quarter ended March 1999, compared to $0.21 million for the quarter ended March 1998. This is due to the substantial increase in loans obtained over the year. For the quarter ended March 31, 1999 Financial Expense also included a charge of $2.49 million (Quarter to March 31, 1998 $0.57 million charge) in respect of non-cash foreign exchange losses arising from changes in currency exchange rates at March 31, 1999 compared to exchange rates at December 31, 1998.

         As a result of all of the above factors, the Company's loss from continuing operations was of $5.24 million for the quarter ended March 1999, an increase of $1.30 million over the loss of $3.94 million for the quarter ended March 31, 1998.

         Total revenues at Onyx Television in Fiscal 1999 totaled $0.33 million, a small increase of $7,000 over revenues of $0.32 million in the quarter ended March 31, 1998. Onyx's management believes that as a result of the strategic alliance agreement with Groupe AB, together with changes in governmental regulations being put into effect in 1999, increased network distribution already achieved and the recently appointed media agency, Onyx should be able to substantially increase the development of its revenue over the next year.

         The German media authorities have recently confirmed that Onyx's rating in Germany are ahead of its two main competitors VH-l and VIVA 2 and the Company believes that Onyx's distributions will increase further during 1999. At the present time, Onyx Television reaches approximately 11 million cable homes and an indeterminable number of direct satellite homes. See the Form 10-K.

         Both Pixel and TopCard reported net profit of $45,000 and $48,000 respectively, for the first quarter of 1999 compared to $60,000 and nil for the corresponding period in 1998. Pixel includes a share of the net loss of $8,000 for Henry, its 47.5% owned subsidiary, for 1999 compared to a share of net loss of $22,000 for the corresponding period. Henry is accounted for on an equity basis.

         During 1998, the Board in its review of investments approved a decision to dispose of Timerama and it is anticipated that its sale will be concluded during 1999. Accordingly the operating loss of Tinerama has been reclassified as a discontinuing operation and the 1998 results have been similarly restated. Blink reported a similar operating loss for the first quarter of 1999 as for the same period in 1998. Blink has still not met its original target objectives and discussions with management are in progress in regard to its potential divestment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through March 31, 1999, the Company has incurred an accumulated deficit of approximately $53.48 million, principally related to the Company's launch and operation of Onyx Television. At March 31, 1999, the Company had a negative working capital of approximately $23.52 million.

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

         As part of the Instar Loan, CM (UK) granted a charge against all of its assets and the Company has granted a charge against the shares of CM (UK) to secure the obligation in connection with the guaranty of the transponder lease. See Note 16 of Notes to Consolidated Financial Statements with respect to the guaranty of the transponder lease by Universal Independent Holdings Limited, a BVI corporation ("Universal"). CM (UK), under its transponder lease, was required to provide a guaranty to PTT Telecom of its obligations under the lease. Universal agreed to provide such guaranty, but required, among other things, (i) that CM (UK) enter into, in favor of Universal, a deed of counter-indemnity ("Deed") to secure the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guaranty, (ii) that the Company and Onyx guarantee the obligations of CM (UK) under the Deed, and (iii) that CM (UK) pledge all of its assets and that the Company pledge its stock interest in CM (UK) to secure their obligations in connection therewith. Instar and Universal have agreed that their liens on the Company's assets shall have equal status and that they shall share equally in the proceeds of the collateral.

         At the date of this Form 10-QSB, the Company and Instar have reached an agreement in principal to settle their dispute. Under the Instar Settlement, the Company has agreed to pay Instar $2.2 million, $1.5 million of which will be paid at the closing of the Instar Settlement and the balance of which will be paid (without interest) in installments of $100,000 over the next seven months. The Company has also agreed to issue 2.0 million shares to Instar when the Company's stockholders approve an increase in the Company's authorized common stock. Groupe AB has agreed to guaranty repayment of the settlement amounts, and is obligated to deliver a guaranty agreement to Instar within 30 days after the closing. As part of the settlement, Universal has agreed that the Company shall no longer be liable to it regarding its guaranty of the transponder lease. Additionally, as part of the settlement: (i) the liability of Latitude Investments, Ltd. ("Latitude") to the Company will be extinguished; (ii) the Company and Instar, Universal and Latitude will enter into mutual releases regarding their respective obligations in connection with these matters, and
(iii) the Company and Charles Koppel, the former Chief Executive Officer of the Company, will enter into a mutual general release. As part of the settlement, Instar and Universal will release their charges against CM(UK)'s assets and the stock of CM(UK). The Instar Settlement is expected to be completed in the near future.

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

         At the time of the closing of the Unimedia Share Exchange, Unimedia held 4,908,403 shares of the Common Stock. Subsequent to the closing of the Unimedia Share Exchange, Unimedia has transferred 3,240,487 of these shares to investors in several private transactions, as follows:

TRANSFEREE                                                              SHARES
                                                                     TRANSFERRED

Transferees not affiliated with the Company and Unimedia......        1,244,487
Stockholders of TopCard(1)....................................          456,000
Gralec Establishment(2).......................................        1,540,000
                                                                      ---------
                                                                      3,240,487
                                                                      =========

         (1) Shares were transferred to the stockholders of TopCard in connection with Unimedia's acquisition of 80% of TopCard's outstanding shares. See "Business of the Company-Other Businesses-TopCard, S.A." in the Form 10-K for information regarding this transaction. None of the TopCard stockholders were affiliates of the Company or Unimedia at the time that these shares were transferred to the stockholders of TopCard.

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

                  Since this registration has not taken place, the Company has agreed with Gralec to extend the period during which the registration may be completed until April 30, 1999. In return, the Company has granted Gralec: (1) a subscription to purchase
                  2.2 million shares for a purchase price equal to the net proceeds from the sale of 50,000 ActivCard shares, an EASDAQ quoted stock and (ii) an option to purchase 6.0 million shares of its authorized but unissued common stock at an exercise price of $0.10 per share, which option will be exercisable until 30 days after the shares of Common Stock originally issued to Gralec are registered for resale.

         These transfers were effected to raise funds for the Company's and Unimedia's operations and to complete the acquisitions of TopCard and Pixel.

         At the date of this Form 10-QSB, Unimedia continues to own 1,667,916 shares of the Company's Common Stock, including 600,000 shares which have been pledged by Unimedia to Bank Hapoalin to secure Unimedia's guarantee to that bank of certain indebtedness of Pixel, Ltd.

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

         DEBT DUE FROM LATITUDE INVESTMENTS LIMITED

         The Company's balance sheet at December 31, 1998 includes a due from stockholder of $313,691. This amount represents an amount due from Latitude, one of the Company's founding stockholders. See "Certain Relationships and Related Transactions" in the Form 10-K. This amount was initially presented to the Company as a deposit paid by Latitude to PTT Telecom on behalf of CM (UK) and Latitude received credit for the amount of such deposit in connection with its original 1995 subscription to purchase shares of CM (UK)'s stock (which shares were exchanged for shares of the Company's Common Stock in December 1995). The Company had determined that no deposit was ever paid by Latitude to PTT Telecom and that therefore the shares of Common Stock owned by Latitude were not fully paid as presented. This obligation will be deemed satisfied as part of the Instar Settlement.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that the proceeds from the Superstar and Group AB agreements will fund, along with anticipated revenues from operations, the Company's operations for the next 12 months (assuming that the Company's stockholders approve an increase in the Company's authorized Common Stock available for issuance is increased thereby). However, if revenues do not meet expectations, additional funding will be required. The Company will also require additional funding to meet its non-operating indebtedness, and may issue additional shares of its Common Stock to repay some of this indebtedness. There can be no assurance that such funding will be available.

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

                                     PART 2

ITEM 1.  LEGAL PROCEEDINGS

                  For information regarding the status of the Company's currently outstanding litigation, see Note 14 of Notes to Unaudited Consolidated Financial Statements included herein and Item 3. "LEGAL PROCEEDINGS" in the Company's 1998
                  Form 10-KSB.

ITEM 2.  CHANGE IN SECURITIES

                  See Note 15 of Notes to Unaudited Consolidated Financial Statements included herein and Item 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" included herein for information regarding changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of the Company's securities holders during the first quarter of 1999.

ITEM 5.  OTHER INFORMATION

                  The Company intends to hold a stockholders' meeting in the near future. The Company intends to make the following proposals for consideration by its stockholders at the meeting: (i) a proposal to ratify the terms of the arrangements between the Company and Groupe AB and Superstar, as more particularly described in "Management's Discussion and Analysis or Plan of Operations;" (ii) a proposal to reverse split the Company's outstanding common stock on a one-for-ten basis, with the Company's authorized common stock remaining at 50 million shares (thereby increasing the Company's available shares for issuance to 45,990,587 shares and allowing for the issuance of shares due to Groupe AB and Superstar upon the exercise of outstanding convertible debt); (iii) to ratify the grant of a two year warrant to purchase 16.0 million shares at $0.10 per share to an entity controlled by the Company's Chairman; and (iv) to elect six persons to serve as directors of the Company until the next annual stockholders' meeting or until their successors are elected and qualified. The Company has filed a Preliminary Proxy Statement with the SEC and expects to mail to its stockholders in the near future a definitive proxy statement for use in connection with the meeting. All share references in this Form 10-QSB are before the proposed reverse stock split.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  27.1     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of July, 1999.

                      CAPITAL MEDIA GROUP LIMITED

                      By:/s/ GILLES ASSOULINE
                         -------------------------------------------------------
                         Gilles Assouline, President and Chief Executive Officer

                      By:/s/ STEPHEN COLEMAN
                         -------------------------------------------------------
                         Stephen Coleman, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------
 27.1                    Financial Data Schedule