Form 10QSB
period 1999-06-30
CAPITAL MEDIA GROUP LTD
filed 1999-10-01
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 0-21051

                          CAPITAL MEDIA GROUP LIMITED
   -------------------------------------------------------------------------
              (exact name of small business issuer in its charter)

           Nevada                                    87-0453100
-------------------------------         ---------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

         2 rue du Nouveau Bercy.
        94220, Charenton, France
----------------------------------------      ---------------------------------
(Address of principal executive offices)                 (Zip Code)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  X  NO ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,094,139 SHARES OF COMMON STOCK AT AUGUST 15, 1999 (EXCLUDING 1,667,916 SHARES
   OWNED AT THAT DATE BY THE COMPANY'S 81.6% OWNED SUBSIDIARY, UNIMEDIA, S.A.)

          Transitional Small Business Disclosure Format. YES ____ NO   X

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements for the quarter covered by this report are attached hereto in accordance with item 310(b) of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheet at June 30, 1999
     and December 31, 1998..................................................3

Unaudited Consolidated Statement of Operations for
     the three and six months ended June 30, 1999 and 1998 (restated).......4

Unaudited Consolidated Statement of Stockholders' Equity for
     the six months ended June 30, 1999.....................................5

Unaudited Consolidated Statement of Cash Flows for the six
     months ended June 30, 1999 and 1998 (restated).........................6

Notes to Unaudited Consolidated Financial Statements........................7

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEET
JUNE 30, 1999

                                                                                      JUNE 30,
                                                                                        1999            DECEMBER 31,
                                                                                     (UNAUDITED)            1998
                                                                          NOTE           $                $
ASSETS
Cash and cash equivalents                                                  3               62,164           583,320
Accounts receivable, within one year, net of allowances
  for doubtful accounts of $74,334 (December 31, 1998 - $77,579)           4            1,397,931         1,801,892
Inventories                                                                                39,963            93,938
Amounts due from shareholder                                              5-17            313,691           313,691
Prepaid expenses and deposits                                                             156,256            40,003
                                                                                   --------------  ----------------
TOTAL CURRENT ASSETS                                                                    1,970,005         2,832,844

Investments                                                                                 6,422             4,153
Equity in affiliate companies                                                             154,155           117,000
Intangible assets, net of accumulated amortization of
  $3,373,276 (December 31, 1998-$3,076,882)                                6            2,534,500         2,858,412
Property, plant and equipment, net                                         7            1,253,528           796,233
                                                                                   --------------  ----------------
TOTAL ASSETS                                                                            5,918,610         6,608,642
                                                                                   ==============  ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                        3,391,518         3,786,764
Accrued expenses                                                                        4,105,168         4,630,380
Related parties loans repayable within one year                           8-17         19,742,118        14,337,442
Other loans repayable within one year                                      8              419,000           190,000
Net liabilities for discontinued operation                                 9              537,287           496,228
                                                                                   --------------  ----------------
TOTAL LIABILITIES                                                                      28,195,091        23,440,814

COMMITMENTS AND CONTINGENCIES                                            10-16                  -                 -

MINORITY INTEREST IN SUBSIDIARIES                                                         402,477           404,209
                                                                                   --------------  ----------------
                                                                                       28,597,568        23,845,023
                                                                                   --------------  ----------------
STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding                                              -                 -
Common stock - 50,000,000 shares authorized:
$0.001 par value 40,094,139 (December 31, 1998 -
   40,094,139) issued and outstanding                                                      40,090            40,090
Additional paid in capital                                                             31,155,909        31,155,909
1,667,916 shares held by subsidiary (December 31,
    1998 - 1,667,916) at cost                                                            (950,712)         (950,712)
                                                                                   --------------  ----------------
                                                                                       30,245,287        30,245,287
Cumulative translation adjustment                                                       5,118,879           756,406
Accumulated deficit                                                                   (58,043,124)      (48,238,074)
                                                                                   --------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                                                            (22,678,958)      (17,236,381)
                                                                                   --------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              5,918,610         6,608,642
                                                                                   ==============  ================

See notes to the consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                         RESTATED                          RESTATED
                                                       3 MONTHS          3 MONTHS       6 MONTHS           6 MONTHS
                                                         ENDED             ENDED          ENDED         ENDED JUNE 30,
                                                     JUNE 30, 1999    JUNE 30, 1998   JUNE 30, 1999          1998
                                                      (UNAUDITED)      (UNAUDITED)      UNAUDITED)        (UNAUDITED)
                                             NOTE          $              $               $                    $
Operating revenues                                         879,464         651,489      1,464,356         1,271,420

Operating costs:
  Staff costs                                              508,138         757,263      1,119,663         1,589,917
  Depreciation and amortization                            270,814         155,844        492,469           387,537
 Other operating expenses                                1,901,754       2,181,652      3,514,611         4,747,191
                                                     -------------  --------------   ------------   ---------------
                                                        (2,680,706)     (3,094,759)    (5,126,743)       (6,724,645)

Operating loss                                          (1,801,242)     (2,443,270)    (3,662,387)       (5,453,225)

  Other (expenses)                                         (84,126)       (266,548)       (95,214)         (365,561)
  Financial (expense) income net              12        (2,671,941)         28,679     (5,982,571)         (745,958)
  Equity in net loss of affiliates                           4,714         (50,193)       (50,723)         (105,210)
                                                     -------------  --------------   ------------   ---------------
Loss from continuing operations before
  taxation                                              (4,552,595)     (2,731,332)    (9,790,895)       (6,669,954)
Income tax benefit (expense)                                 1,861          (5,409)         1,740             5,174
                                                     -------------  --------------   ------------   ---------------
                                                        (4,550,734)     (2,736,741)    (9,789,155)       (6,664,780)
Discontinued operations (Note 9)

Loss (income) from operations of
  discontinued subsidiary                                  (14,195)        (56,443)       (15,895)          (31,305)
                                                     -------------  --------------   ------------   ---------------
Net loss before minority interest                       (4,564,929)     (2,793,184)    (9,805,050)       (6,696,085)
Minority interest                                            2,005         (83,495)             -            (5,598)
                                                     -------------  --------------   ------------   ---------------
Net loss                                                (4,562,924)     (2,876,679)    (9,805,050)       (6,701,683)
                                                     =============  ==============   ============   ===============
Net loss per share for continuing operations
- basic                                                     ($0.11)         ($0.07)        ($0.24)           ($0.17)
                                                     =============  ==============   ============   ===============
- diluted                                                   ($0.11)         ($0.07)        ($0.24)           ($0.17)
                                                     =============  ==============   ============   ===============
Net loss per share including discontinued
  operation-basic                                           ($0.11)         ($0.07)        ($0.24)           ($0.17)
                                                     =============  ==============   ============   ===============
- diluted                                                   ($0.11)         ($0.07)        ($0.24)           ($0.17)
                                                     =============  ==============   ============   ===============
Weighted average shares - basic                         40,094,139      40,094,139     40,094,139        40,094,139
                                                     =============  ==============   ============   ===============
Weighted average shares - diluted                       40,094,139      40,094,139     40,094,139        40,094,139
                                                     =============  ==============   ============   ===============

See notes to the consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                         ADDITIONAL   CUMULATIVE OTHER
                                                           SHARES HELD    PAID-IN       COMPREHENSIVE   ACCUMULATED
                                        COMMON STOCK      BY SUBSIDIARY   CAPITAL     INCOME (DEFICIT)    DEFICIT          TOTAL
                                    SHARES           $          $            $               $               $               $
Balance at January 1, 1999       40,094,139       40,090     (950,712)   31,155,909          756,406    (48,238,074)    (17,236,381)

Translation adjustment                    -            -            -             -        4,362,473              -       4,362,473

Net loss                                  -            -            -             -                -     (9,805,050)     (9,805,050)
                                                                                                                      -------------
Comprehensive loss                                                                                                       (5,442,577)
                              -------------   ----------  -----------  ------------   --------------  -------------   -------------
Balance at June 30, 1999         40,094,139       40,090     (950,712)   31,155,909        5,118,879    (58,043,124)    (22,678,958)
                              =============   ==========  ===========  ============   ==============  =============   =============

     See notes to the consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                                                            RESTATED
                                                                                6 MONTHS ENDED           6 MONTHS ENDED
                                                                                   JUNE 30,                 JUNE 30,
                                                                                     1999                     1998
                                                                                      $                         $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                          (9,805,050)             (6,701,683)
Adjustment to reconcile net loss to net cash used in
  operating activities:
        Depreciation and amortization                                                492,469                 387,537
        Equity in net losses of investment in joint venture                           50,723                 105,210
        Minority interest                                                                  -                   5,598
Changes in assets and liabilities:
        Decrease in other assets and inventories                                      12,032                 374,887
        Decrease/(Increase) in accounts receivable                                   403,961                (914,066)
        Increase in accrued expenses and other liabilities                           810,672               2,026,363
                                                                            ----------------       -----------------
NET CASH USED IN OPERATIONS                                                       (8,035,193)             (4,716,154)
                                                                            ----------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment                                                  (652,073)               (436,559)
Cash proceeds from sale of investments                                                     -               1,332,040
                                                                            ----------------       -----------------
NET CASH (USED) IN INVESTING ACTIVITIES                                             (652,073)                895,481
                                                                            ----------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short term debt                                                        4,777,416               4,850,000
Repayment of loans                                                                (1,000,000)               (335,000)
                                                                            ----------------       -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          3,777,416               4,515,000
                                                                            ----------------       -----------------
Effect of exchange rate changes on cash                                            4,388,694                 192,543
                                                                            ----------------       -----------------
Net (decrease)/increase in cash and cash equivalents                                (521,156)                886,870
Cash and cash equivalents at beginning of period                                     583,320                 332,795
                                                                            ----------------       -----------------
Cash at end of period                                                                 62,164               1,219,665
                                                                            ================       =================
SUPPLEMENTAL DATA:

Interest paid                                                                         69,442                   8,749
Income tax paid                                                                          433                     491

See notes to the consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

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

         INTERIM ADJUSTMENTS

         The consolidated financial statements as of, and for the periods ended, June 30, 1999 and June 30, 1998 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

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

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are all stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as shown below:

         Fixtures, fittings and equipment            5 to 20 years

         FOREIGN CURRENCY

         Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates. Income statement items are translated at the average rate for the period. The effects of these translation adjustments are reported in a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in net income.

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

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company and other long-term financing at December 31, 1998 and June 30, 1999 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar debt instruments.

         RECLASSIFICATIONS AND RESTATEMENT

         Certain reclassifications have been made to the June 1998 balances to conform to the 1998 year end presentation.

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

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the period ended June 30, 1999 and the year ended December 31, 1998, the Company incurred net losses of $9,805,050, and $10,767,547, respectively. At June 30, 1999, the
         Company had net current liabilities of $25,687,799 and its total liabilities exceeded its total assets by $22,678,958. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amount or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 16, the Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain successful operations. Management has previously reported that it intends to propose at its forthcoming stockholders' meeting a resolution to increase the authorized capital of the Company and a further resolution to ratify the conversion of certain loans received and interest accrued into equity of the Company. Management also reported in March 1999 that it had entered into a further agreement to provide funding so that the Company can meet its obligations and sustain operations from sources as described in Note 16.

3.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents at June 30, 1999 includes a bank deposit balance of Nil (December 31, 1998 - $520,164).

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

4.       ACCOUNTS RECEIVABLE

                                                  JUNE 30,          DECEMBER 31,
                                                      1999                  1998
Accounts receivable comprise:                            $                     $

Trade receivables                                  526,750               899,352
Taxation receivables                                27,119                19,761
Other debtors receivable                           844,062               882,779
                                              ------------        --------------
                                                 1,397,931             1,801,892
                                              ============        ==============

5.       AMOUNT DUE FROM SHAREHOLDER

         In December 1995, the Company issued 261,410 shares at $1.20 each to a shareholder (Latitude Investments, Ltd.) in exchange for the shareholder guaranteeing the establishment of a contract with PTT Telecom. This resulted in the shareholder receiving shares for no payment. As part of an overall settlement agreement with Instar, Universal and Latitude (See Note 17), subsequent to June 30, 1999 this amount has been forgiven.

6.       INTANGIBLE ASSETS

                                                    JUNE 30,       DECEMBER 31,
                                                        1999               1998
                                                           $                  $

Purchased broadcast licenses                         236,445            249,570
Computer software                                    577,165            591,560
Goodwill                                           5,094,165          5,094,165
                                               -------------     --------------
                                                   5,907,775          5,935,295
Less accumulated amortization                     (3,373,275)        (3,076,883)
                                               -------------     --------------

                                                   2,534,500          2,858,412
                                               =============     ==============

         Goodwill net of amortization is as follows:

                                                    JUNE 30,       DECEMBER 31,
                                                        1999               1998
                                                           $                  $

Tinerama                                                   0                  0
Unimedia                                           1,915,913          2,138,468
TopCard                                              496,194            558,819
Pixel                                                 66,476             78,986
                                               -------------     --------------
                                                   2,478,583          2,776,273
                                               =============     ==============

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

7.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:          JUNE 30,       DECEMBER 31,
                                                        1999               1998
                                                           $                  $

Fixtures, fittings and equipment                   3,577,830          3,211,962

Less accumulated depreciation                     (2,324,302)        (2,415,729)
                                               -------------     --------------
                                                   1,253,528            796,233
                                               =============     ==============

8.       LOANS REPAYABLE WITHIN ONE YEAR

                                                    JUNE 30,       DECEMBER 31,
                                                        1999               1998
                                                           $                  $

Instar Holding Ltd.                                2,000,000          2,000,000
MMP, SA                                            7,518,416          3,120,000
Superstar Investments Ltd.                         6,800,000          6,650,000
Fontal Ltd.                                                -            200,000
Oradea                                               100,000            500,000
Roland Pardo                                         100,000            500,000
Interest and penalty interest accrued              3,223,702          1,367,442
                                               -------------    ---------------
Related party loans                               19,742,118         14,337,442
Sundry loans                                         419,000            190,000
                                               -------------    ---------------
                                                  20,161,118         14,527,442
                                               =============    ===============

         The terms of the loans are:

         The terms of the Instar, MMP (a fully owned subsidiary of Groupe AB) and Superstar loans are detailed in Notes 15 and 16. See also Note 17 for a description of the terms of the settlement of the Instar Loan.

         The Fontal loan was received on December 30, 1997 and carried an interest rate of 15% per annum. The Fontal loan was repaid on May 25, 1999. See Note 14.

         The Oradea loan was made to Unimedia in 1996 and carries an interest rate of 2% above three month Eurodollar Libor rate and was repayable on April 18, 1998. See Note 14.

         The Roland Pardo loan was made to Unimedia in 1996 and carries an interest rate of 2% above three month Eurodollar Libor rate and was repayable on July 29, 1998. See Note 14.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

         The sundry loans are in respect of three proposed subscriptions for 4,190,000 shares of common stock at $0.10 per share.

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

                                                   JUNE 30,        DECEMBER 31,
                                                       1999                1998
                                                          $                   $

Current assets                                      117,194             152,744
Less current liabilities                           (725,576)           (702,903)
                                              -------------      --------------
Net current liabilities                            (608,382)           (550,159)
Minority interests                                 (380,968)           (460,559)
Net property, plant and equipment                   452,063             514,490
                                              -------------      --------------
Net liabilities                                    (537,287)           (496,228)
                                              =============      ==============

10.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         In March 1998, the Company entered into a monthly agreement to lease offices, as well as the use of studio, post production and editing facilities in Dortmund, Germany as required. Under the terms of the office agreement the Company is committed to paying DM 150,000 ($79,000 at June 30, 1999 exchange rates) per annum.

         The Company has also entered into leases for office space in France, expiring between 1999 and 2002, at an annualized cost of $95,000 (at June 30, 1999 exchange rates).

         The total rental expense in 1999 and 1998, including transponders and lease commitments as above, are $2,648,500 and $4,423,000, respectively.

         Under the terms of a two year service agreement which commenced October 1, 1998, broadcasting facilities for Onyx, comprising of the uplink, master control, and satellite transponder broadcasting and cable transmission costs are provided by Group AB at an annual costs of $3,120,000 (see Notes 15 and 16).

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

         Minimum lease payments under operating leases as of June 30, 1999 are as follows:

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
                                                                -------------
                                                                   $5,327,500
                                                                =============

         The Company is committed to pay to its officers under employment agreements an aggregate of $650,000 during the year ended December 31, 1999.

         RETIREMENT INDEMNITIES AND PENSION PLANS

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

                                                      JUNE 30,          JUNE 30,
                                                          1999              1998
                                                             $                 $
Research and development costs                         111,402           139,647
                                                   ===========       ===========

12.      FINANCIAL EXPENSE (INCOME) NET

                                                      6 MONTHS          6 MONTHS
                                                         ENDED             ENDED
                                                      JUNE 30,          JUNE 30,
                                                          1999              1998
                                                             $                 $

Interest expense                                     2,060,284           620,528
Foreign currency exchange loss                       3,922,287           125,430
                                                 -------------      ------------
                                                     5,982,571           745,958
                                                 =============      ============

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

         The foreign currency exchange loss in 1999 and in 1998 arose primarily from the exchange differences arising in the intercompany loan between CM(UK) and Onyx recorded in pounds sterling and German Marks, respectively.

13.      INCOME TAXES

         Net operating loss carry forwards which give rise to deferred tax assets at June 30, 1999 are as follows:

                                                     6 MONTHS          6 MONTHS
                                                        ENDED             ENDED
                                                     JUNE 30,          JUNE 30,
                                                         1999              1998
                                                            $                 $

Deferred tax asset on unrealized tax losses        19,460,000         4,180,000
Timing differences                                    240,000                 -
                                                -------------     -------------
Valuation allowances                              (19,700,000)       (4,180,000)
                                                -------------     -------------
Total deferred tax assets                                   -                 -
                                                =============     =============

         The Company has significant deferred tax assets (approximately $18.0 million) corresponding to tax losses arising primarily from the operating losses incurred by Onyx in Germany. These tax losses are available to be carried forward indefinitely to be set off against future profits in Germany. However, at the end of 1998, the management forecast that the Company will not be profitable in 1999 and therefore no credit for income tax was recorded. The Company will continue to review its tax valuation allowance in future periods.

14.      LITIGATION

         In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. The suit sought damages of DM750,000 ($395,000). Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favor of Onyx. The plaintiff has the right to appeal and Onyx believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of this matter.

         In May 1998, TV Strategies, a US Dallas based television services company, obtained a default judgment against Onyx for DM300,000 ($158,000), plus interest, relating to services which TV Strategies alleges that they provided to Onyx. In March 1999, the default judgment was set aside by the Texas appeals court. The Company is now vigorously defending this claim and believes that it has meritorious defenses to the suit. However, there can be no assurance as to the outcome of the matter.

         In July 1998, the Company was sued in the U.S. District Court for the District of Nevada by Fontal Limited ("Fontal") for breach of a promissory note. See Note 8 for a description of the Fontal note. The Company had

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

         pledged the rights to trademarks for the international Onyx name outside of Germany , Switzerland and Austria to Fontal to secure repayment of this note. On May 25, 1999, this matter was settled for $327,500. See Note 8.

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

         Oradea and Pardo have also taken action through the courts in France and Israel to safeguard their potential rights over certain assets of Unimedia in order to secure repayment of their unsecured loans due from Unimedia (see Note 8). In connection with such actions and based upon the fact that the notes do not by their terms reflect a repayment date, in February 1999 the French court ruled that repayment of the loans be made by a number of installments starting March 1999 until September 1999 and set a lower rate of interest to accrue. Unimedia has complied with the ruling and has repaid the loans in full. Unimedia has also been considering preparing actions against the principal of Oradea and against Pardo for damages which it believes have been inappropriately caused by reason of the actions taken by them against Unimedia and its management.

         Charles Koppel, the former chairman and CEO of the Company claimed constructive dismissal following the Board's selection of a new President and CEO for the Company in August 1997. In March 1998, the Company resolved its dispute with Mr. Koppel in regard to his claim for wrongful dismissal and paid Mr. Koppel (pound)60,000 ($96,000) to resolve outstanding claims under his service contract with the Company.

         In August 1998, Onyx sued Charles Koppel in Germany. The suit alleges that certain of Mr. Koppel's actions as the managing director of Onyx were improperly performed and seeks damages in an unspecified amount. The Company and Charles Koppel have exchanged mutual general releases in connection with the Instar Settlement (See Note 17) and all of the suits between the Company and Charles Koppel are being dismissed with prejudice.

15.      CAPITAL STRUCTURE

         The Company has the following issued and vested warrants to purchase common stock outstanding at June 30, 1999 and December 31, 1998:

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                          JUNE 30,       DECEMBER
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
                                     ============================

         All outstanding warrants expire 36 months from the date of the effective registration of their underlying shares. The warrants were issued in connection with a Private Placement Offering ("the Offering") which took place in December 1995 and January 1996. Warrants to purchase 4,200,000 and 1,000,000 shares of common stock at exercise prices of $4.00 and $2.50 per share, respectively, were issued to investors in the Offering; warrants to purchase 1,000,000 and 433,328 shares of common stock at exercise prices of $4.00 and $3.125 per share, respectively, were issued to the placement agent and sub-distributors for the Offering; and warrants to purchase 1,600,000 and 1,200,000 shares of common stock at exercise prices of $3.125 and $2.50 respectively were issued to certain of the founding shareholders (which warrants expired on December 31, 1998). In September 1996, 10,000 shares and warrants to purchase an additional 100,000 shares at an exercise price of $2.50 per share were issued to a director for consulting services.

         Additionally, the Company is obliged to issue warrants to former Unimedia shareholders under the terms of a share exchange agreement signed in 1997, as follows:

                                          JUNE 30,       DECEMBER
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
                                     ============================

         Subject to compliance with applicable U.S. securities laws and the approval of an increase in the Company's authorized Common Stock to allow for such action, the Company intends in the future to offer its warrant holders the right, for a period of not less than 61 days, to exercise their warrants and receive two shares of Common Stock at an exercise price of $0.30 per share. If the holders of the outstanding warrants do not exercise this right, the warrants will remain outstanding on their original terms until their expiration date. This

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

         right will be given to the Company's warrant holders in order to allow the Company's warrant holders to acquire additional Company securities at a lower price and to raise additional capital for the Company's operation.

         The Company has offered one of its warrant holder, Auric Investments Limited ("Auric"), the right to subscribe to purchase 1,566,156 shares of Common Stock on the basis of two shares for each of the 783,078 warrants which they hold, but at an exercise price of $0.20 per share. Auric was granted this lower price due to the assistance which they provided to the Company in 1998 in helping the Company to re-obtain a quotation on the Bulletin Board maintained by the NASD.

         COMMON STOCK PURCHASE OPTIONS

                                                                OUTSTANDING                      OUTSTANDING
                                                                    AT                               AT
                                                                 JUNE 30,                         DECEMBER
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
                                                            ==============================================

         On August 1, 1997, the Company entered into three year employment agreements with the executive officers providing for them to receive in addition to other compensation, options to purchase 200,000 and 175,000 shares of common stock at an exercise price of $0.57 per share, the price at which transactions were effected at that time. The options vested 2/5 upon the effective date of the agreements and will vest 1/5 on each of the first, second and third anniversaries, respectively, of the agreements. These options expire 36 months from the date of their effective registration.

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

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

         officers 200,000 each in 1998, with the balance over 3 years, and to non-employee directors immediately. The options are valid for 5 years and expire on March 10, 2003.

         On December 18, 1998, the Board approved the grant of a two year warrant to purchase an aggregate of 16,000,000 shares at an exercise price of $0.10 per share to Diamond Productions, a company owned by two executive directors. This grant will be considered for approval at the forthcoming stockholders' meeting.

         PRO FORMA NET LOSS AND NET LOSS PER SHARE

         The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock options. Since the Company awarded the stock options with no discount as compared with the market price at the time of the grants, there was no related compensation costs for any of the years presented based on the estimated grant date fair value as defined by FAS 123. The Company pro-forma net loss and loss per share for the six months ended June 30, 1999 and 1998 are as follows:

                                             JUNE 30, 1999        JUNE 30, 1998
                                                   $                    $

Pro forma net loss
Basic and diluted                             (9,805,050)          (6,701,683)

Pro forma net loss per share
Basic and diluted                               ($0.24)              ($0.17)

         CONVERTIBLE DEBT AT JUNE 30, 1999

         The following derivative securities outstanding will become exercisable if the Company's stockholders authorize an increase in additional shares (See Note 2). Interest and penalties accrued are also convertible into common stock.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                        SHARES
                                                        CONVERSION   ISSUABLE ON
PAYEE                                        $          PRICE ($)     CONVERSION

Superstar Ventures Ltd.                     1,250,000      0.10       12,500,000

Superstar Ventures Ltd.                       400,000      0.10        4,000,000

MMP SA                                      2,000,000      0.10       20,000,000

Superstar Ventures Ltd.                     5,000,000      0.10       50,000,000

MMP SA (1)                                  2,680,000      0.10       26,800,000

MMP SA                                      2,688,416      0.10       26,884,160

Interest and penalty interest accrued       2,511,475      0.10       25,114,750
                                         ------------               ------------
                                           16,529,891                165,298,910
                                         ============               ============

         (1) The debt is part of a convertible note under which MMP will loan $6,640,000 over two years. See Note 10 - Lease Commitments. It is convertible into common stock at $0.10 per share. The total shares of common stock to be issued are 66,400,000.

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

BASIC EPS COMPUTATION

                                                                              JUNE 30,            JUNE 30,
                                                                                  1999                1998
Net income of continuing operations                                         (9,789,155)         (6,670,378)
                                                                     -----------------   -----------------
Net loss                                                                    (9,805,050)         (6,701,683)
                                                                     -----------------   -----------------
Weighted Average number of Shares                                           40,094,139          40,094,139
                                                                     -----------------   -----------------
Basic EPS Net loss of continuing operations                                     ($0.24)             ($0.17)
                                                                     -----------------   -----------------
Basic EPS Net loss including discontinued operations                            ($0.24)             ($0.17)
                                                                     -----------------   -----------------

                        CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                              JUNE 30,            JUNE 30,
DILUTED EPS COMPUTATION                                                           1999                1998
Weighted average shares                                                     40,094,139          40,094,139

Warrants (1)                                                                         -                   -

Convertible debt 165,298,910 shares (1)                                              -                   -

Board options - 2,099,998 vested in 1998 and 1999                                    -                   -
                                                                     -----------------   -----------------
                                                                            40,094,139          40,094,139
                                                                     -----------------   -----------------
Diluted EPS Net loss of continuing operations                                   ($0.24)             ($0.17)
                                                                     -----------------   -----------------
Diluted EPS Net loss including discontinued operations                          ($0.24)             ($0.17)
                                                                     -----------------   -----------------

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

         On October 31, 1996, CM (UK) entered into an agreement to borrow up to $2.0 million from Instar Holdings, Inc. ("Instar") to fund working capital requirements ("the Instar Loan"). The loan was originally due for repayment on December 31, 1996 or such earlier date as the Company raised additional funds to repay the loan. The loan was guaranteed by the Company and Onyx, and was secured by a charge on substantially all of the Company's assets. Interest was payable monthly on the loan and was until December 31, 1997 at the rate of

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

         2% above Lloyds Banks' base rate. Interest as from January 1, 1998 was at the rate of 13% per annum. The terms of the Instar Loan were amended in August 1997, January 1998 and July 1998.

         The terms of the Instar Loan were amended in July 1998 to provide that:

         (i) the repayment date was extended such to accede to a repayment schedule plan commencing in July 1998 and terminating on receipt of a final installment payment in late 1999; and

         (ii) the loan (or any part thereof) was to be convertible, at the option of the holder, into fully paid shares of common stock, at a conversion rate that might be offered from time to time by the Company to any existing or potential investor.

         On October 31, 1996, CM(UK) entered into a deed of counter-indemnity ("Deed") with Universal, a BVI corporation. The Deed secured the obligation of CM(UK) to repay Universal if Universal were called upon to make payment on its transponder guarantee. CM(UK)'s obligations under the Deed were guaranteed by the Company and Onyx, and were secured by a charge on substantially all of the Company's assets. Instar and Universal had agreed that their liens on the Company's assets would rank pari-passu. See Note 17.

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

         On March 23, 1998, MMP, SA ("MMP"), a shareholder of the Company made available a $2,000,000 Line of Credit ("MMP Line of Credit"), which carries interest at 13% per annum. The principal and accrued interest is repayable on December 31, 1998, or earlier if the Company's cash flow enables repayment.

         On March 25, 1998, Superstar loaned the Company an additional $400,000, payable on the same terms as the MMP Line of Credit.

         On June 16, 1998, the Company entered into two Memorandum of Understanding Agreements ("MOU") with Groupe AB ("AB"), (which is the parent company of MMP) and Superstar to continue to fund the Company's operations. These new Agreements will provide up to $11.64 million in funding, $5.4 million in the form of cash investment to be infused over a one year period and $6.24 million through providing operating services to the Company over a period of two years. The new funding will initially be in the form of debt to be automatically converted into shares of common stock at $0.10 cents per share upon and after approval of an increase in the Company's authorized capital at the next stockholders meeting. (See Note 15).

         On March 10, 1999, the Company entered into a new $6 Million Convertible Promissory Note Agreement with AB to provide additional funding for the Company's operations including $690,000, which was paid for the purchase of certain technical equipment necessary to implement the Service Agreement, $3.1 million to be loaned in cash over the five months to July 31, 1999; of which $2,400,000 has been received to July 2, 1999, and the balance of $2.2 million of the Note is reserved for the agreed upon settlement of the Instar loan (See Note 17). The Note bears interest at the rate of 10% per annum, and is automatically converted into the

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

         Company's Common Stock on the basis of one share of Common Stock for each $0.10 of principal and interest. As previous, the Note may not be converted until the Company has held its stockholders' meetings at which its Articles of Incorporation are amended to provide the sufficient number of authorized shares of Common Stock of the Company.

         In May 1999, Groupe AB and Superstar made a loan to the Company in the aggregate amount of $300,000, the proceeds of which were used to fund the settlement of the Fontal loan. See Note 14. The loan is due in one year and bears interest at the rate of 10% per annum. In connection with the loan, the Company granted the lenders a two-year warrant to purchase 3.0 million shares of the Common Stock at an exercise price of $0.10 per share.

17.      SUBSEQUENT EVENTS

         In July 1999, the Company settled the Instar Loan. Under the terms of the settlement, the Company will pay Instar $2.2 million in full settlement of this loan, $1.7 million of which has been paid to date. As part of this settlement, the Company's obligations to Instar and Universal and Instar's and Universal's charge on CM(UK)'s and the Company's assets has been extinguished. (See Notes 8 and 16). Additionally, the obligations of Latitude Investments Ltd. to the Company has been deemed paid in full. (See Note 5). This transaction will result in a net credit to income during the third quarter of 1999 of approximately $500,000.

         In August 1999, Groupe AB made a loan to the Company in the aggregate amount of $310,000, the proceeds of which were used to fund the settlement of the outstanding amounts due to KPN Telecom. The loan is due in one (1) year and bears interest at the rate of 10% per annum. In connection with the loan, the Company granted the lender a one-year warrant to purchase 3.1 million shares of the Common Stock at an exercise price of $0.10 per share.

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

                                                                AS PREVIOUSLY
                                                                  REPORTED           AS RESTATED
                                                                     ($)                 ($)
                                                              -----------------    ----------------
For the six months ended June 30, 1998

         Other (expenses) / income                                  (344,306)           (365,561)

         Loss from continuing operation before taxation           (6,718,598)         (6,669,954)

         Net loss after taxation                                  (6,476,455)         (6,701,683)

         Net loss per share - basic and diluted                       ($0.16)             ($0.17)

19.      SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA

         The following financial information is summarized by business segment and country.

         -        The television media segment contains the operations of Onyx;
                  and

         - The technology segment contains the operations of Unimedia, Pixel and TopCard.

         Capital Media Group's activities are concentrated in Germany, France and Israel (Revenues account for: to June 1999 - approximately 65%, 20% and 15%, respectively; to June 1998 - approximately 40%, 28% and 32%, respectively.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                                ELIMINATION
                                          TELEVISION                                 &
                                             MEDIA           TECHNOLOGY          CORPORATE                                 TOTAL
SIX MONTHS ENDED JUNE 30, 1999

Revenues                                     950,248            514,108                   -                               1,464,356
Inter-segment revenues                             -                  -                   -                                       -
                                         -----------    ---------------    ----------------                        ----------------
Total revenues                               950,248            514,108                   -                               1,464,356

Income (losses) from operations           (2,235,484)          (142,140)         (1,284,763)                             (3,662,387)

Other (expense) income                        67,143           (162,357)                  -                                 (95,214)
Interest revenue                                   -                  -                   -                                       -
Interest expenses                            (23,065)           (43,202)         (1,994,017)                             (2,060,284)
Other financial (expense) income , net    (1,923,350)            82,548          (2,081,485)                             (3,922,287)
Equity in net losses of affiliates                 -             37,155             (87,878)                                (50,723)
Loss in discontinued business                      -                  -             (15,895)                                (15,895)
Income tax benefit                             2,173               (433)                  -                                   1,740
Minority interest                                  -                  -                   -                                       -
                                        ------------    ---------------    ----------------                       -----------------
Net loss                                  (4,112,583)          (228,429)         (5,464,038)                             (9,805,050)
                                        ============    ===============    ================                       =================
Total assets                               1,557,880          2,984,362           1,376,368                               5,918,610
                                        ============    ===============    ================                       =================
Capital expenditure                          652,073                  -                   -                                 652,073
                                        ============    ===============    ================                       =================
Depreciation of fixed assets                 128,789             59,365               6,625                                 194,779
                                        ============    ===============    ================                       =================

                                            Germany            France              Israel              Other               Total
                                                                                                     Corporate
Revenues                                     950,248            288,996             225,112                  -            1,464,356
Inter-segment revenues                             -                  -                   -                  -                    -
                                        ------------    ---------------    ----------------    ---------------    -----------------
Total revenues                               950,248            288,996             225,112                  -            1,464,356
Income (losses) from operations           (2,235,484)          (200,870)             58,730         (1,284,763)          (3,662,387)
Other (expense) income                        67,143           (162,357)                  -                  -              (95,214)
Interest revenue                                   -                  -                   -                  -                    -
Interest expenses                            (23,065)            (2,642)            (40,560)        (1,994,017)          (2,060,284)
Other financial (expense) income, net     (1,923,350)            82,548                   -         (2,081,485)          (3,922,287)
Equity in net losses of affiliates                 -                  -              37,155            (87,878)             (50,723)
Loss in discontinued business                      -                  -                   -            (15,885)             (15,895)
Income tax benefit                             2,173               (433)                  -                  -                1,740
Minority Interest                                  -                  -                   -                  -                    -
                                        ------------    ---------------    ----------------    ---------------    -----------------
Net loss                                  (4,112,583)          (283,754)             55,325         (5,464,038)          (9,805,050)
                                        ============    ===============    ================    ===============    =================
Total assets                               1,557,880          2,424,369             559,993          1,376,388            5,918,610
                                        ============    ===============    ================    ===============    =================
Capital expenditure                          652,073                  -                   -                  -              652,073
                                        ============    ===============    ================    ===============    =================
Depreciation of fixed assets                 128,789             40,429              18,936              6,625              194,779
                                        ============    ===============    ================    ===============    =================

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                           TELEVISION      TECHNOLOGY     ELIMINATION &                      TOTAL
                                             MEDIA                          CORPORATE
SIX MONTHS ENDED JUNE 30, 1998

Revenues                                      496,532         774,888               -                      1,271,420
Inter-segment revenues                              -               -               -                              -
                                          -----------    ------------    ------------                   ------------
Total revenues                                496,532         774,888               -                      1,271,420
Income (losses) from operations            (4,040,085)       (255,996)     (1,157,144)                    (5,453,225)
Other (expense) income                         97,558        (463,119)              -                       (365,561)
Interest revenue                                    -               -               -                              -
Interest expenses                             (35,195)       (275,016)       (310,317)                      (620,528)
Other financial (expense) income, net        (417,170)        (95,180)        386,920                       (125,430)
Equity in net losses of affiliates                  -         (44,000)        (61,210)                      (105,210)
Profit in discontinued business                     -               -         (31,305)                       (31,305)
Income tax benefit                               (485)          5,659               -                          5,174
Minority interest                                   -          (5,598)              -                         (5,598)
                                          -----------    ------------    ------------                   ------------
Net loss                                   (4,395,377)     (1,133,250)     (1,173,056)                    (6,701,683)
                                          ===========    ============    ============                   ============
Total assets                                1,150,346       2,598,622       3,916,158                      7,665,126
                                          ===========    ============    ============                   ============
Capital expenditure                                 -         436,559               -                        436,559
                                          ===========    ============    ============                   ============
Depreciation of fixed assets                   54,321         233,121           7,737                        295,179
                                          ===========    ============    ============                   ============

                                            Germany          France          Israel          Other           Total
                                                                                          Corporate
Revenues                                      496,532         361,796         413,092              -       1,271,420
Inter-segment revenues                              -               -               -              -               -
                                          -----------    ------------    ------------   ------------    ------------
Total revenues                                496,532         361,796         413,092                      1,271,420
Income (losses) from operations            (4,040,085)       (400,612)        144,616     (1,157,144)     (5,453,225)
Other income (expense)                         97,558        (463,119)              -              -        (365,561)
Interest revenue                                    -               -               -              -               -
Interest expenses                             (35,195)       (267,932)         (7,084)      (310,317)       (620,528)
Other financial (expense) income, net        (417,170)        (95,180)              -        386,920        (125,430)
Equity in net losses of affiliates                  -               -         (44,000)       (61,210)       (105,210)
Profit in discontinued business                     -               -               -        (31,305)        (31,305)
Income tax benefit                               (485)          5,659               -              -           5,174
Minority Interest                                   -          (5,598)              -              -          (5,598)
                                          -----------    ------------    ------------   ------------    ------------
Net loss                                   (4,395,377)     (1,226,782)         93,532     (1,173,056)     (6,701,683)
                                          ===========    ============    ============   ============    ============
Total assets                                1,150,346       2,374,628         223,994      3,916,158       7,665,126
                                          ===========    ============    ============   ============    ============
Capital expenditure                                 -         436,559               -              -         436,559
                                          ===========    ============    ============   ============    ============
Depreciation of fixed assets                   54,321         126,425         106,696          7,737         295,179
                                          ===========    ============    ============   ============    ============

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         The net loss for the quarter ended June 30, 1999 was $4.56 million, compared to a net loss of $2.88 million for the three months ended June 30, 1998. However, at the operating level, the operating loss decreased significantly to $1.80 million in the quarter ended June 30, 1999, compared to $2.44 million for the quarter ended June 30, 1998, on increased revenues up by $228,000 (a 35% increase). The increase in net loss was primarily attributable to an increase in the financial expense charge in respect of higher loan interest and penalty costs and a significant foreign exchange loss arising since December 31, 1998.

         The net loss per share for the quarter ended June 30, 1999 (basic and diluted) including discontinuing operations was $0.11, compared to a net loss per share (basic and diluted) of $0.07 for the quarter ended June 30, 1998. Weighted average shares outstanding basic and diluted were 40,194,139 for both periods of 1999 and 1998.

         The Consolidated Financial Statements have been restated to conform to the 1998 Consolidated Financial Statements. The restatement is part in respect of the treatment of the Company's issued stock held by a subsidiary company within investments in the original 1997 Financial Statement with the cost adjusted by a year end valuation provision. The comparatives in the June 1998 Financial Statements were restated to show the holding at original cost and as an element of Stockholders' Equity.

         Operating revenues for the quarter ended June 30, 1999 totaled $0.88 million, an increase of $228,000 compared to revenues of $0.65 million for the quarter ended June 30, 1998. Both Onyx and TopCard recorded increases in operating revenue of $457,000 and $177,000 respectively, while Pixel's operating revenue decreased by $124,000.

         Operating costs, including staff costs, depreciation and amortization totaled $2.68 million for the quarter ended June 30, 1999, as compared to $3.09 million for the quarter ended June 30, 1998. The net decrease in operating costs is primarily indicative of the cost reductions made across all the group operations, but specifically at Onyx where operating costs were reduced to $1.64 million in the quarter to June 30, 1999 compared to $2.06 million in the quarter ended June 30, 1998.

         Onyx's operating costs are set to fall significantly in 1999 compared to 1998 as a result of the strategic agreements with Groupe AB. Operating expenses of Onyx include programming costs, broadcast studio expenses and transmission expenses. In October 1998, Onyx entered into a two year strategic alliance agreement with a subsidiary of Groupe AB, a French television production company to provide to Onyx, technical services, the use of a transponder and uplink facilities, transmission services and use of a master control room as well as contributing to cable transmission fees at an annual cost of $3.12 million

         Depreciation and amortization for the quarter ended June 30, 1999 was $0.27 million, compared to $0.16 million for the corresponding period in 1998.

         The increase in Financial Expense relates to higher interest expense of $1.24 million for the quarter ended June 30, 1999, compared to $0.41 million for the quarter ended June 30, 1998. This is entirely due to the substantial increase in loans received over the year. For the quarter ended June 30,1999, financial expense also included a charge of $1.43 million (Quarter to June 30, 1998-$0.41 million credit) in respect of foreign exchange losses arising from changes in currency exchange rates at June 30, 1999 compared to exchange rates at December 31, 1998.

         As a result of all of the above factors, the Company had a loss from continuing operations of $4.56 million in for the quarter ended June 30, 1999, an increase of $1.83 million, from the loss of $2.73 million for the quarter ended June 30, 1998.

         SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30,
         1998

         Operating revenues for the six months ended June 30, 1999 were $1.46 million, an increase of $193,000 compared to operating revenues of $1.27 million for the six months ended June 30, 1998. This increase in operating revenue was largely attributable to an increase of $454,000 in revenue at Onyx, while operating revenues at TopCard increased by $6,000 and Pixel's revenue decreased $185,000 compared to the same six months in 1998.

         Operating costs, including staff costs, depreciation and amortization, for the six months to June 30, 1999 were $5.13 million, compared to $6.72 million for the same period in 1998. The net decrease in operating costs is primarily indicative of the cost reductions made across all the group operations but especially at Onyx where operating costs were reduced by $1.15 million to $3.19 million in the six months to June 30, 1999, compared to $4.34 million for the six months ended June 30, 1998.

         Depreciation and amortization for the six months ended June 30, 1999 was $0.49 million compared to $0.39 million for the corresponding period in 1998.

         The increase in financial expense related to higher interest expense of $2.06 million for the six months ended June 30, 1999, compared to $0.62 million for the six months ended June 30, 1998. This is due to the substantial increase in loans over the year. In addition, financial expense includes a charge in respect of foreign exchange losses of $3.92 million for the six months ended June 30, 1999, compared to a charge of $0.13 million for the same period in 1998. The foreign exchange losses arise from changes in currency exchange rates at June 30, 1999 compared to exchange rates at December 31, 1998.

         As a result of all of the above factors, the Company had a loss from continuing operations of $9.8 million for the six months ended June 30, 1999, an increase of $3.12 million from the loss of $6.66 million for the six months ended June 30, 1998.

         Total revenues at Onyx Television in the six months to June 30, 1999 totalled $0.95 million, an 91% increase of $0.45 million over revenues of $0.50 million in the six months to June 30, 1998. Onyx management firmly believes that with the strategic alliance agreement with Groupe AB, together with changes in local regulations effective in 1999, increased network distribution already achieved and the recently appointed media agency, which has already proved extremely positive, that Onyx should be able to substantially increase the development of its revenue over the next year.

         The German media authorities have officially confirmed that Onyx's rating in Germany is ahead of its two main competitors VH-1 and VIVA 2 and it is planned that Onyx's distributions will increase further during 1999. At the present time, Onyx Television reaches approximately 11 million cable homes and an indeterminable number of direct satellite homes in Germany. See the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         TopCard reported a net profit of $60,000 in the first half of 1999 compared to a loss of $12,000 for the same period in 1998. Pixel reported a profit of $54,000 for the six months ended June 30 1999, compared to a profit of $137,000 for the same period in 1998. Henry, its 47.5% owned subsidiary, recorded a net profit of $37,000 compared to a loss of $44,000 recorded for the corresponding period in 1998. Henry is accounted for on an equity basis.

         During 1998, the Board in its review of investments approved a decision to dispose of Tinerama and it is anticipated that its sale will be concluded during the second half of 1999. Accordingly, the operating loss of Tinerama has been reclassified as a discontinuing operation and the 1998 results have been similarly restated. Blink reported a share of loss for the half year to June 1999 of $75,000, compared to a $61,000 loss for the same period in 1998. Blink has still not met its original target objectives and discussions with management are in progress in regard to its divestment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through June 30, 1999, the Company has incurred an accumulated deficit of approximately $58.04 million, principally related to the Company's launch and operation of Onyx Television. At June 30, 1999, the Company had a negative working capital of approximately $25.69 million.

         INSTAR LOAN

         In October 1996, the Company's UK subsidiary, CM (UK), entered into an agreement to borrow US $2.0 million (the "Instar Loan") from Instar Holdings, Inc. ("Instar") to fund the Company's working capital requirements (principally related to the continuing operation of Onyx Television). The Instar Loan was guaranteed by the Company and Onyx and was secured by a charge on all of CM
(UK)'s assets and a pledge of the stock of CM (UK). Interest was payable monthly on the Instar Loan, at the rate of 2% above Lloyds Bank base rate until December 31, 1997 and 13% per annum thereafter.

         As part of the Instar Loan, CM (UK) granted a charge against all of its assets and the Company granted a charge against the shares of CM (UK) to secure the obligation in connection with the guaranty of the transponder lease. See
Note 16 of Notes to Consolidated Financial Statements with respect to the guaranty of the transponder lease by Universal Independent Holdings Limited, a BVI corporation ("Universal"). CM (UK), under its transponder lease, was required to provide a guaranty to PTT Telecom of its obligations under the lease. Universal agreed to provide such guaranty, but required, among other things, (i) that CM (UK) enter into, in favor of Universal, a deed of counter-indemnity ("Deed") to secure the obligation of CM (UK) to repay Universal if Universal is called upon to make payment on its transponder guaranty, (ii) that the Company and Onyx guarantee the obligations of CM (UK) under the Deed, and (iii) that CM (UK) pledge all of its assets and that the Company pledge its stock interest in CM (UK) to secure their obligations in connection therewith. Instar and Universal had agreed that their liens on the Company's assets should have equal status and that they would share equally in the proceeds of the collateral.

         On July 21, 1999, the Company and Instar settled this loan. Under the Instar Settlement, the Company has agreed to pay Instar $2.2 million, $1.7 million of which has been paid and the balance of which will be paid (without interest) in installments of $100,000 over the next five months. The Company has also agreed to issue 2.0 million shares to Instar when the Company's stockholders approve an increase in the Company's authorized common stock. Groupe AB has agreed to guaranty repayment of the settlement amounts, and is obligated to deliver a guaranty agreement to Instar within 30 days after the closing. As part of the settlement, Universal has agreed that the Company shall no longer be liable to it regarding its guaranty of the transponder lease. Additionally, as part of the settlement: (i) the liability of Latitude Investments, Ltd. ("Latitude") to the Company has been extinguished; (ii) the Company and Instar, Universal and Latitude have entered into mutual releases regarding their respective obligations in connection with these matters, and
(iii) the Company and Charles Koppel, the former Chief Executive Officer of the Company, have entered into a mutual general release. As part of the settlement, Instar and Universal are releasing their charges against CM(UK)'s assets and the stock of CM(UK).

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

         At the time of the closing of the Unimedia Share Exchange, Unimedia held 4,908,403 shares of the Common Stock. Subsequent to the closing of the Unimedia Share Exchange, Unimedia has transferred 3,240,487 of these shares to investors in several private transactions, as follows:

TRANSFEREE                                                              SHARES
                                                                     TRANSFERRED

Transferees not affiliated with the Company and Unimedia...           1,244,487

Stockholders of TopCard(1).................................            456,000

Gralec Establishment(2)....................................           1,540,000
                                                                      ---------
                                                                      3,240,487
                                                                      =========

----------
         (1) Shares were transferred to the stockholders of TopCard in connection with Unimedia's acquisition of 80% of TopCard's outstanding shares. See Item 1. "Description of Business-Other Businesses-TopCard, S.A." in the Form 10-K for information regarding this transaction. None of the TopCard stockholders were affiliates of the Company or Unimedia at the time that these shares were transferred to the stockholders of TopCard.

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

                  Since this registration has not taken place, the Company has agreed with Gralec to extend the period during which the registration may be completed until April 1, 2000. In return, the Company has granted Gralec: (1) a subscription to purchase
                  2.2 million shares for a purchase price equal to the net proceeds from the sale of 50,000 ActivCard shares, an EASDAQ quoted stock and (ii) an option to purchase 6.0 million shares of its authorized but unissued common stock at an exercise price of $0.10 per share, which option will be exercisable until 30 days after the shares of Common Stock originally issued to Gralec are registered for resale.

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

         In May 1999, Groupe AB and Superstar made a loan to the Company in the aggregate amount of $300,000, the proceeds of which were used to fund the settlement of the Fontal loan. The loan is due in one year and bears interest at the rate of 10% per annum. In connection with the loan, the Company granted the lenders a two-year warrant to purchase 3.0 million shares of the Common Stock at an exercise price of $0.10 per share.

         DEBT DUE FROM LATITUDE INVESTMENTS LIMITED

         The Company's balance sheet at December 31, 1998 includes a due from stockholder of $313,691. This amount represents an amount due from Latitude, one of the Company's founding stockholders. See "Certain Relationships and Related Transactions" in the Form 10-K. This amount was initially presented to the Company as a deposit paid by Latitude to PTT Telecom on behalf of CM (UK) and Latitude received credit for the amount of such deposit in connection with its original 1995 subscription to purchase shares of CM (UK)'s stock (which shares were exchanged for shares of the Company's Common Stock in December 1995). The Company had determined that no deposit was ever paid by Latitude to PTT Telecom and that therefore the shares of Common Stock owned by Latitude were not fully paid as presented. This obligation has been deemed satisfied as part of the Instar Settlement.

         The Company has been advised by KPN Telecom, formerly known as PTT Telecom ("KPN"), that Onyx Television owes them approximately $1,060,000. The Company believes that the amount due is significantly lower, due to failures in the performance of services by KPN over the period of the agreement. At the present time, the Company has accrued the entire amount allegedly owed to KPN until this dispute is resolved. Additionally, the Company has been advised that KPN has called upon the guaranty from Universal (see discussion above) and drawn down upon the 500,000 ECU (approximately $587,000) being held to secure the guaranty. As a result, the Company owed the amount paid by Universal back to Universal. However, the Company's obligation to Universal has been deemed satisfied as part of the Instar Settlement.

         In August 1999, Groupe AB made a loan to the Company in the aggregate amount of $310,000, the proceeds of which were used to fund the settlement of the outstanding amounts due to KPN Telecom. The loan is due in one (1) year and bears interest at the rate of 10% per annum. In connection with the loan, the Company granted the lender a one-year warrant to purchase 3.1 million shares of the Common Stock at an exercise price of $0.10 per share.

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

ITEM 5.  OTHER INFORMATION

                  The Company will hold a stockholders meeting on October 22, 1999. The Company intends to make the following proposals for consideration by its stockholders at the meeting: (i) a proposal to ratify the terms of the arrangements between the Company and Groupe AB and Superstar, as more particularly described in "Management's Discussion and Analysis or Plan of Operations;" (ii) a proposal to reverse split the Company's outstanding common stock on a one-for-ten basis, with the

                  Company's authorized common stock remaining at 50 million shares (thereby increasing the Company's available shares for issuance to 45,990,587 shares and allowing for the issuance of shares due to Groupe AB and Superstar upon the exercise of outstanding convertible debt); (iii) a proposal to ratify the grant of a two year warrant to purchase 16.0 million shares at $0.10 per share to an entity controlled by the Company's Chairman; and (iv) a proposal to elect six persons to serve as directors of the Company until the next annual stockholders' meeting or until their successors are elected and qualified. The Company has set September 17, 1999 as the record date for the meeting and intends to mail definitive proxy materials to its stockholders for use in connection with the meeting on or about October 5, 1999. All share references in this Form 10-QSB are before the proposed reverse stock split.

                  On July 21, 1999, the Company settled its dispute with Instar Holdings, Inc. See "Management's Discussion and Analysis of Plan of Operation-Financial Condition, Liquidity and Capital Resources" for a description of the terms of the Instar settlement.

                  In July 1999, the Company received a letter (the "Letter") from Gilles Assouline, the Company's Chairman and CEO, Anne-Marie Assouline, and an entity controlled by Mr. and Mrs. Assouline, Diamond Productions, alleging claims under the Agreement and Plan of Reorganization, dated March 4, 1997, as amended (the "Unimedia Agreement"), between the Company, Unimedia, S.A. ("Unimedia") and certain of the stockholders of Unimedia. See the 1998 Form 10-KSB for the terms of the Unimedia Agreement. Additionally, on July 30, 1999, two of the Company's directors, notified Diamond, Gilles Assouline and Michel Assouline (the Company's Vice President and COO) that the Company was asserting a protective claim against each of them under the Unimedia Agreement until the claims raised in the Letter can be considered.

                  After consideration of these matters, the Company's Board and the claimants concluded that these disputes held the potential of dragging the Company into substantial and damaging litigation. As a result, the Board and the claimants determined that the Company's best interests would be served by resolving these issues at this time. To accomplish this purpose, on September 22, 1999, the Company entered into a settlement agreement with Diamond, Gilles Assouline, Michel Assouline and Anne-Marie Assouline (collectively, the "Assoulines") pursuant to which the asserted claims were withdrawn and the Company and the Assoulines exchanged mutual releases. As part of the settlement, the Company also provided the Assoulines with a full indemnity for all claims which may arise in the future from third parties relating to the Unimedia Share Exchanges and with a general release through the date of the settlement agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  10.1 Settlement Agreement, dated July 23, 1999, between the Company, Capital Media (UK) Limited, Onyx Television GmbH, Instar Holdings, Inc., Universal Independent Holdings Limited, Latitude Investments Limited, Charles Koppel and Clifton Securities Limited.

                  10.2 Settlement Agreement, dated September 22, 1999, between the Company, Diamond Productions, Gilles Assouline, Michel Assouline and Anne-Marie Assouline.

                  27.1     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of September, 1999.

                      CAPITAL MEDIA GROUP LIMITED

                      By: /s/ Gilles Assouline
                         -------------------------------------------------------
                         Gilles Assouline, President and Chief Executive Officer

                      By: /s/ Stephen Coleman
                         -------------------------------------------------------
                         Stephen Coleman, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------
10.1 Settlement Agreement, dated July 23, 1999, between the Company, Capital Media (UK) Limited, Onyx Television GmbH, Instar Holdings, Inc., Universal Independent Holdings Limited, Latitude Investments Limited, Charles Koppel and Clifton Securities Limited.

10.2 Settlement Agreement, dated September 22, 1999, between the Company, Diamond Productions, Gilles Assouline, Michel Assouline and Anne-Marie Assouline.

27.1     Financial Data Schedule