Form 10QSB
period 1999-09-30
CAPITAL MEDIA GROUP LTD
filed 1999-11-15
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _____________ to____________.

                           Commission File No. 0-21051

                          CAPITAL MEDIA GROUP LIMITED
   -------------------------------------------------------------------------
              (exact name of small business issuer in its charter)

                  Nevada                                     87-0453100
------------------------------------------       -------------------------------
     (State or other jurisdiction of             (I.R.S. Employer Identification
      incorporation or organization)                            No.)

          2 rue du Nouveau Bercy
         94220, Charenton, France
------------------------------------------       -------------------------------
(Address of principal executive offices)                    (Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,574,876 SHARES OF POST-REVERSE SPLIT COMMON STOCK AS OF NOVEMBER 1, 1999 (EXCLUDING 166,791 SHARES OWNED AT THAT DATE BY THE COMPANY'S 81.6% OWNED SUBSIDIARY, UNIMEDIA, S.A.)

        Transitional Small Business Disclosure Format. YES [ ] NO [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements for the quarter covered by this report are attached hereto in accordance with item 310(b) of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheet at September 30, 1999
     (actual and proforma) and December 31, 1998...............................3

Unaudited Consolidated Statement of Operations for
     the three and nine months ended September 30, 1999 and 1998 (restated)....4

Unaudited Consolidated Statement of Stockholders' Equity for
     the nine months ended September 30, 1999..................................5

Unaudited Consolidated Statement of Cash Flows for the nine
     months ended September 30, 1999 and 1998 (restated).......................6

Notes to Unaudited Consolidated Financial Statements...........................7

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999

                                                                                          SEPTEMBER 30, 1999           DECEMBER 31,
                                                                                     ----------------------------      -----------
                                                                                     PROFORMA(1)         ACTUAL             1998
                                                                                     -----------         ------             ----
                                                                            NOTE           $                $                 $
                                                                                              (Unaudited)

ASSETS
Cash and cash equivalents                                                    3           153,165          153,165          583,320
Accounts receivable, within one year, net of allowances
  for doubtful accounts of $80,106 (December 31, 1998 - $77,579)             4         1,428,238        1,428,238        1,801,892
Inventories                                                                               47,782           47,782           93,938
Amounts due from shareholder                                                5-17              --               --          313,691
Prepaid expenses and deposits                                                            161,138          161,138           40,003
                                                                                     -----------      -----------      -----------

TOTAL CURRENT ASSETS                                                                   1,790,323        1,790,323        2,832,844
Investments                                                                                6,990            6,990            4,153
Equity in affiliate companies                                                            143,788          143,788          117,000
Intangible assets, net of accumulated amortization of
  $3,546,061 (December 31, 1998-$3,076,882)                                  6         2,376,982        2,376,982        2,858,412
Property, plant and equipment, net                                           7         1,203,842        1,203,842          796,233
                                                                                     -----------      -----------      -----------

TOTAL ASSETS                                                                           5,521,925        5,521,925        6,608,642
                                                                                     ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                       2,889,263        2,889,263        3,786,764
Accrued expenses                                                                       2,751,682        3,096,683        4,630,380
Related parties loans repayable within one year                             8-17         640,894       22,585,932       14,337,442
Other loans repayable within one year                                        8                --          583,000          190,000
Bank debt due within one year                                                            763,292          763,292               --
Net liabilities for discontinued operation                                   9           557,606          557,606          496,228
                                                                                     -----------      -----------      -----------

TOTAL LIABILITIES                                                                      7,602,737       30,475,776       23,440,814

COMMITMENTS AND CONTINGENCIES                                              10-16              --               --               --

MINORITY INTEREST IN SUBSIDIARIES                                                        446,203          446,203          404,209
                                                                                     -----------      -----------      -----------
                                                                                       8,048,940       30,921,979       23,845,023
                                                                                     -----------      -----------      -----------
STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding                                                             --               --
Common stock - 50,000,000 shares authorized:
$0.001 par value 4,009,413 (December 31, 1998 -
   4,009,413) issued and outstanding                                                      26,882            4,009            4,009
Additional paid in capital                                                            54,042,155       31,191,990       31,191,990
166,791 shares held by subsidiary (December 31,
   1998 - 166,791) at cost                                                             (950,712)        (950,712)        (950,712)
                                                                                     -----------      -----------      -----------
                                                                                      53,118,325       30,245,287       30,245,287
Cumulative translation adjustment                                                      3,850,786        3,850,785          756,406
Accumulated deficit                                                                  (59,496,126)     (59,496,126)     (48,238,074)
                                                                                     -----------      -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                                            (2,527,015)     (25,400,054)     (17,236,381)
                                                                                     -----------      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             5,521,925        5,521,925        6,608,642
                                                                                     ===========      ===========      ===========
(1)  See Notes 1 and 17.


See notes to the consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                       RESTATED                          RESTATED
                                                       3 MONTHS        3 MONTHS         9 MONTHS          9 MONTHS
                                                         ENDED           ENDED           ENDED             ENDED
                                                      SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                         1999             1998            1999             1998
                                                      (UNAUDITED)      (UNAUDITED)     (UNAUDITED)      UNAUDITED)
                                      NOTE                 $                $               $                $

Operating revenues                                      783,002          832,167        2,247,358        2,103,588

Operating costs:
  Staff costs                                           566,091          680,339        1,685,754        2,270,256
  Depreciation and amortization                         277,579          290,207          770,048          677,744
  Other operating expenes                             1,619,120        1,865,624        5,133,732        6,612,816
                                                    -----------      -----------      -----------      -----------
                                                     (2,462,790)      (2,836,170)      (7,589,534)      (9,560,816)

Operating loss                                       (1,679,788)      (2,004,003)      (5,342,176)      (7,457,228)

Other (expenses)                                        804,518         (195,671)         709,304         (561,232)
Financial (expense) income, net:      12
  Interest Payable                                   (1,613,768)        (417,638)      (3,674,052)      (1,038,165)
  Foreign exchange (loss)/gain                        1,106,228        1,811,352       (2,816,059)       1,685,921
Equity in net loss of affiliates                        (39,054)         (97,150)         (89,777)        (202,360)
                                                    -----------      -----------      -----------      -----------

Loss from continuing operations
before taxation                                      (1,421,864)        (903,110)     (11,212,760)      (7,573,064)
Income tax benefit (expense)                              1,525           (5,665)           3,265             (491)
                                                    -----------      -----------      -----------      -----------
                                                     (1,420,339)        (908,775)     (11,209,495)      (7,573,555)
Discontinued operations (Note 9)
Loss (income) from operations of
discontinued subsidiary                                 (32,662)         (44,468)         (48,557)         (75,773)
                                                    -----------      -----------      -----------      -----------

Net loss before minority interest                    (1,453,001)        (953,243)     (11,258,052)      (7,649,328)
Minority interest                                            --               --               --               --
                                                    -----------      -----------      -----------      -----------

Net loss                                             (1,453,001)        (953,243)     (11,258,052)      (7,649,328)
                                                    ===========      ===========      ===========      ===========

Net loss per share for continuing
operations - basic                                  ($     0.35)     ($     0.23)     ($     2.80)     ($     1.89)
                                                    ===========      ===========      ===========      ===========

- diluted                                           ($     0.35)     ($     0.23)     ($     2.80)     ($     1.89)
                                                    ===========      ===========      ===========      ===========

Net loss per share including
discontinuedoperation - basic                       ($     0.36)     ($     0.24)     ($     2.81)     ($     1.91)
                                                    ===========      ===========      ===========      ===========
- diluted                                           ($     0.36)     ($     0.24)     ($     2.81)     ($     1.91)
                                                    ===========      ===========      ===========      ===========
Weighted average shares - basic                       4,009,413        4,009,413        4,009,413        4,009,413
                                                    ===========      ===========      ===========      ===========
Weighted average shares - diluted                     4,009,413        4,009,413        4,009,413        4,009,413
                                                    ===========      ===========      ===========      ===========


See notes to the consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                         ADDITIONAL  CUMULATIVE OTHER
                                                          SHARES HELD     PAID-IN     COMPREHENSIVE     ACCUMULATED
                                     COMMON STOCK        BY SUBSIDIARY    CAPITAL     INCOME (DEFICIT)    DEFICIT         TOTAL
                                SHARES            $            $            $                $               $             $

Balance at January 1, 1999     40,094,139        40,090     (950,712)    31,155,909         756,406     (48,238,074)    (17,236,381)

Adjustment for reverse split  (36,084,726)      (36,181)          --         36,181              --              --              --
(see Note 1)
                              -----------   -----------  -----------    -----------     -----------     -----------     -----------

Balance at January 1, 1999
adjusted                        4,009,403         4,009     (950,712)    31,191,990         756,406     (48,238,874)    (17,236,381)

Translation adjustment                 --            --           --             --       3,094,379              --       3,094,379

Net loss                               --            --           --             --              --     (11,258,052)    (11,258,052)
                                                                                                                        -----------

Comprehensive loss                                                                                                       (8,163,673)
                              -----------   -----------  -----------    -----------     -----------     -----------     -----------
Balance at September 30, 1999   4,009,413         4,009     (950,712)    31,191,990       3,850,785     (59,496,126)    (25,400,054)
                              ===========   ===========  ===========    ===========     ===========     ===========     ===========

     See notes to the consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                   RESTATED
                                                               9 MONTHS ENDED   9 MONTHS ENDED
                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                   1999             1998
                                                                     $                $
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                        (11,258,052)      (7,649,328)
Adjustment to reconcile net loss to net cash used in
  operating activities:
        Depreciation and amortization                               770,048          677,745
        Equity in net losses of investment in joint venture          89,777          202,360
        Minority interest                                                --               --
Changes in assets and liabilities:
        Decrease in other assets and inventories                    119,310          464,795
        Decrease/(Increase) in accounts receivable                  373,654       (1,399,869)
        Increase in accrued expenses and other liabilities          459,804        2,403,525

                                                                -----------      -----------

NET CASH USED IN OPERATIONS                                      (9,445,459)      (5,300,772)
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment                                 (731,122)        (453,560)
Acquisition of intangible assets                                         --               --
Sale of investments                                                      --          915,659
                                                                -----------      -----------

NET CASH (USED) IN INVESTING ACTIVITIES                            (731,122)         895,481
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in short term debt                                       8,588,755        7,250,000
Repayment of loans                                               (2,700,000)        (335,000)
                                                                -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         5,888,755        6,915,000
                                                                -----------      -----------

Effect of exchange rate changes on cash                           3,094,379       (1,727,657)
                                                                -----------      -----------

Net (decrease)/increase in cash and cash equivalents             (1,193,447)         348,670
Cash and cash equivalents at beginning of period                    583,320          332,795
                                                                -----------      -----------

Net (debt)/cash at end of period                                   (610,127)         681,465
                                                                ===========      ===========

SUPPLEMENTAL DATA:

Interest paid                                                       810,044            8,749
Income tax paid                                                         430              490


See notes to the consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

1.       SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries, Capital Media (UK) Limited ("CM (UK)"), and Onyx Television GmbH ("Onyx"), together with the Company's 81.6% owned subsidiary Unimedia, SA ("Unimedia") and Unimedia's wholly owned subsidiary, Pixel Limited ("Pixel"), and its 90% owned subsidiary TopCard, SA ("TopCard"). All intercompany accounts and transactions have been eliminated in consolidation. CM (UK)'s 50% interest in Blink TV Limited ("Blink") and Pixel's 47.5% interest in Henry Communications Limited ("Henry"), have been accounted for using the equity method, after the elimination of all significant intercompany balances and transactions. Tinerama Investment AG ("Tinerama"), a 51% owned subsidiary, is treated as discontinued operations (See Note 9).

         The results of Pixel has been consolidated in the consolidated financial statements from January 1, 1998, being the date of acquisition.

         INTERIM ADJUSTMENTS

         The consolidated financial statements as of September 30, 1999, and for the periods ended September 30, 1999 and September 30, 1998, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

         On October 27, 1999, the Company effected a one-for-ten reverse split of its outstanding common stock, with its authorized shares remaining at 50 million shares (see Stockholders' Meeting below). Unless otherwise stated, all share per share data contained herein has been adjusted to reflect the completion of the reverse split.

         INVENTORIES

         Inventories are stated at the lower of first-in, first-out, cost or market value. Inventories include both raw materials and finished goods.

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

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company and other long-term financing at December 31, 1998 and September 30, 1999 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar debt instruments.

         RECLASSIFICATIONS AND RESTATEMENT

         Certain reclassifications have been made to the September 1998 balances to conform to the 1998 year end presentation.

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

         STOCKHOLDERS' MEETING

         A meeting of the Company's stockholders was held on October 22, 1999. At the meeting, the stockholders approved the following resolutions:
         (i) a reverse split of the Company's outstanding shares on a one for ten basis, with the Company's authorized shares remaining at 50 million shares; (ii) the terms of the financial arrangements between the Company and Groupe AB, S.A., and between the Company and Superstar Ventures Limited ("Superstar") (see Notes 15 and 16); and (iii) the grant of an option to an entity controlled by the Company's Chairman and CEO and the Company's Chief Operating Officer to purchase 1.6 million shares of the Company's common stock at an exercise price of $1.00 per share. (See Note 15). The stockholders also elected five directors to serve until the next annual meeting of Stockholders or until their successors are elected and qualified.

         Following the reverse split, which was effected on October 27, 1999, in accordance with its financial arrangements among the Company, Groupe AB and Superstar, the Company issued an aggregate of 22,598,255 shares to Group AB and Superstar in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest (see Notes 8, 15 and 16). The Company also issued additional shares in conversion of certain sundry loans (see Note 8) and to other parties to which it was obligated, including Instar Holdings Inc. which received 200,000 shares as part of its settlement with the Company (See Note 16). After all of these share issuances, at November 1, 1999 the Company has 27,741,667 shares of common stock outstanding.

         The 'Proforma' column as shown in the balance sheet reflects the completion of the reverse split and the conversion of loans and accrued interest into equity as if such transactions had occurred as of September 30, 1999.

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine-month period ended September 30, 1999 and for the year ended December 31, 1998, the Company incurred net losses of $11,258,052, and $10,767,547, respectively. At September 30, 1999, the Company had net current liabilities of $28,127,847 and its total liabilities exceeded its total assets by $24,953,851.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

         At a stockholders' meeting held on October 22, 1999, a resolution approved to reverse split the Company's common stock on a one share for ten share basis, with the authorized capital of the Company remaining at 50 million common shares, resulting in approximately 46 million shares of common stock being available for issue. A further resolution approved certain financial agreements entered into by the Company and the conversion of approximately $22.6 million of convertible loans and interest accrued into equity of the Company. On a pro-forma basis, as if the conversion of convertible debt into equity had taken place at September 30, 1999, the Company would have net current liabilities of $5,254,808 and its total liabilities would have exceeded its total assets by $2,080,812.

3.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents at September 30, 1999 includes a bank deposit balance of Nil (December 31, 1998 - $520,164).

4.       ACCOUNTS RECEIVABLE

                                          SEPTEMBER 30,  DECEMBER 31,
                                                1999          1998

         Accounts receivable comprise:             $             $

         Trade receivables                   636,616       899,352
         Taxation receivables                 30,585        19,761
         Other debtors receivable            761,037       882,779
                                           ---------     ---------

                                           1,428,238     1,801,892
                                           =========     =========

5.       AMOUNT DUE FROM STOCKHOLDER

         In December 1995, the Company issued 26,141 shares at $12.00 each to a stockholder (Latitude Investments, Ltd.) in exchange for the stockholder guaranteeing the establishment of a contract with PTT Telecom. This resulted in the stockholder receiving shares for no payment. As part of an overall settlement agreement made in July 1999 with Instar, Universal and Latitude (See Note 16), this amount has been repaid.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

6.       INTANGIBLE ASSETS

                                        SEPTEMBER 30,    DECEMBER 31,
                                                 1999            1998
                                                    $               $

         Purchased broadcast licenses         247,035         249,570
         Computer software                    581,843         591,560
         Goodwill                           5,094,165       5,094,165
                                           ----------      ----------

                                            5,923,043       5,935,295
         Less accumulated amortization     (3,546,061)     (3,076,883)
                                           ----------      ----------

                                            2,376,982       2,858,412
                                           ==========      ==========

Goodwill net of amortization is as follows:

                                        SEPTEMBER 30,    DECEMBER 31,
                                                 1999            1998
                                                    $               $

         Unimedia                           1,802,228       2,138,468
         TopCard                              467,290         558,819
         Pixel                                 60,220          78,986
                                            ---------       ---------
                                            2,329,738       2,776,273
                                            =========       =========

7.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                        SEPTEMBER 30,    DECEMBER 31,
                                                 1999            1998
                                                    $               $

         Fixtures, fittings and equipment   3,665,724       3,211,962

         Less accumulated depreciation     (2,461,882)     (2,415,729)
                                           ----------      ----------

                                            1,203,842         796,233
                                           ==========      ==========

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

8.       LOANS REPAYABLE WITHIN ONE YEAR

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                         1999            1998
                                                            $               $

         Instar Holding Inc.                          500,000      2,000,000
         Groupe AB, S.A                            11,165,755      3,120,000
         Superstar Ventures Limited                 6,800,000      6,650,000
         Fontal Ltd.                                       --        200,000
         Oradea                                            --        500,000
         Roland Pardo                                      --        500,000
         Interest and penalty interest accrued      4,120,177      1,367,442
                                                   ----------     ----------

         Related party loans                       22,585,932     14,337,442
         Sundry loans                                 583,000        190,000
                                                   ----------     ----------

                                                   23,168,932     14,527,442
                                                   ==========     ==========

         The terms of the loans are:

         The terms of the Groupe AB and Superstar loans are detailed in Note 15 and 16. Following the stockholders' meeting held on October 22, 1999, which ratified the agreements between the Company and Groupe AB and the Company, and Superstar, substantially all of the loans and accrued interest as at October 31, 1999 were converted into equity. Of the loans, $477,339 and $150,000 received from Group AB and Superstar, respectively, are repayable in two years and bear interest at 10% per annum. The Company has granted the lenders a two-year warrant to purchase an aggregate of 627,339 shares of Common Stock at an exercise price of $1.00 per share (see Note 16).

         The terms of the Instar loan is detailed in Note 15 and 16. An agreement to settle the Instar Loan was signed on July 21, 1999. See
         Note 16 for a description of the terms of the settlement of the Instar Loan.

         The Fontal loan was received on December 30, 1997 and carried an interest rate of 15% per annum. The Fontal loan was repaid on May 25, 1999. See Note 14.

         The Oradea loan was made to Unimedia in 1996 and carried an interest rate of 2% above the three month Eurodollar Libor rate. The Oradea loan was repaid in July 1999. See Note 14.

         The Roland Pardo loan was made to Unimedia in 1996 and carried an interest rate of 2% above the three month Eurodollar Libor rate. The Roland Pardo loan and was repaid in July 1999. See Note 14.

         The sundry loans are in respect of eight proposed subscriptions totaling $583,000 in respect of 583,000 shares of common stock. Following the completion of the reverse split on October 27, 1999, these loans were converted into equity.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

                                           SEPTEMBER 30,   DECEMBER 31,
                                                   1999           1998
                                                      $              $

         Current assets                         104,204       152,744
         Less current liabilities              (719,691)     (702,903)
                                               --------      --------

         Net current liabilities               (615,487)     (550,159)
         Minority interests                    (365,597)     (460,559)
         Net property, plant and equipment      423,477       514,490
                                               --------      --------

         Net liabilities                       (557,607)     (496,228)
                                               ========      ========

10.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         In October 1999, the Company entered into a monthly agreement to lease offices, as well as the use of studio, post production and editing facilities in Cologne, Germany. Under the terms of the agreement, the Company is committed to paying DM 180,000 ($96,000 at September 30, 1999 exchange rates) per annum.

         The Company has also entered into leases for office space in France, expiring between 1999 and 2002, at an annualized cost of $95,000 (at September 30, 1999 exchange rates).

         The total rental expense in 1999 and 1998, including transponders and lease commitments as above, are $2,637,500 and $4,423,000, respectively.

         Under the terms of a two year service agreement which commenced October 1, 1998, broadcasting facilities for Onyx, comprising of the uplink, master control, and satellite transponder broadcasting and cable transmission costs, are provided by Groupe AB at an annual costs of $3,120,000 (see Notes 15 and 16).

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         Minimum lease payments under operating leases as of September 30, 1999 are as follows:

         Years ending December 31,                       $
         1999                                    2,637,500
         2000                                    2,066,000
         2001                                      266,000
         2002                                      266,000
         2003 and thereafter                       295,000
                                                ----------

                                                $5,530,500
                                                ==========

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

                                                    9 MONTHS ENDED      9 MONTHS ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                             1999                1998
                                                                $                   $
         Research and development costs                   217,429             196,281
                                                  ===============    ==================

12.      FINANCIAL EXPENSE (INCOME) NET

                                                    9 MONTHS ENDED       9 MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                              1999                 1998
                                                                 $                    $
         Interest expense                                3,674,052            1,038,165
         Foreign currency exchange loss (gain)           2,816,059           (1,685,921)
                                                  ----------------   ------------------

                                                         6,490,111             (647,756)
                                                  ================   ==================

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         The foreign currency exchange loss in 1999 and gain in 1998 arose primarily from the exchange differences arising in the intercompany loan between CM(UK) and Onyx recorded in pounds sterling and German Marks, respectively.

13.      INCOME TAXES

         Net operating loss carry forwards which give rise to deferred tax assets at September 30, 1999 are as follows:

                                                         9 MONTHS ENDED   9 MONTHS ENDED
                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                                   1999             1998
                                                                      $                $
         Deferred tax asset on unrealized tax losses         19,860,000        4,180,000
         Timing differences                                     240,000                -
                                                       ----------------  ---------------

         Valuation allowances                               (20,100,000)      (4,180,000)
                                                       ----------------  ---------------

         Total deferred tax assets                                    -                -
                                                       ================  ===============

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

14.      LITIGATION

         In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. The suit sought damages of DM750,000 ($395,000). Onyx maintained that the action taken was lawful and in July 1998 the court ruled in favor of Onyx. The plaintiff has the right to appeal and Onyx believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of this matter.

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

         In July 1998, the Company was sued in the U.S. District Court for the District of Nevada by Fontal Limited ("Fontal") for breach of a promissory note. See Note 8 for a description of the Fontal note. The Company had pledged the rights to trademarks for the international Onyx name outside of Germany, Switzerland and Austria to Fontal to secure repayment of this note. On May 25, 1999, this matter was settled for $327,500, including interest and costs.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

         Oradea and Pardo also took action through the courts in France and Israel to safeguard their potential rights over certain assets of Unimedia in order to secure repayment of their unsecured loans due from Unimedia (see Note 8). In connection with such actions and based upon the fact that the notes did not by their terms reflect a repayment date, in February 1999 the French court ruled that repayment of the loans be made in installments and set a lower rate of interest to accrue. Unimedia has complied with the ruling and has repaid these loans in full. Unimedia has also been considering preparing actions against the principal of Oradea and against Pardo for damages which it believes have been inappropriately caused by reason of the actions taken by them against Unimedia and its management.

         Charles Koppel, the former chairman and CEO of the Company claimed constructive dismissal following the Board's selection of a new President and CEO for the Company in August 1997. In March 1998, the Company resolved its dispute with Mr. Koppel in regard to his claim for wrongful dismissal and paid Mr. Koppel (pound)60,000 ($96,000) to resolve this claim.

         In August 1998, Onyx sued Charles Koppel in Germany. The suit alleged that certain of Mr. Koppel's actions as the managing director of Onyx were improperly performed and sought damages in an unspecified amount. The Company and Charles Koppel have exchanged mutual general releases in connection with the Instar Settlement (See Note 16) and all of the suits between the Company and Charles Koppel will be dismissed with prejudice.

15.      CAPITAL STRUCTURE

         At a stockholders' meeting held on October 22, 1999, the stockholders approved a reverse split of the Company's outstanding common stock on a one new share for ten old shares basis, with the Company's authorized shares remaining at 50 million shares. Unless otherwise noted, all share and per share references herein reflect completion of the reverse split on October 27, 1999.

         The Company has the following issued and vested warrants to purchase common stock outstanding at September 30, 1999 and December 31, 1998:

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                SEPTEMBER 30,      DECEMBER 31,
         DESCRIPTION                                     1999              1998

         Warrants for common stock
         exercisable at $40.00                        520,000           520,000

         Warrants for common stock
         exercisable at $31.25                         43,332            43,332

         Warrants for common stock
         exercisable at $25.00                        110,000           110,000

         Warrants for common stock
         exercisable at $1.00                         810,000                 -
                                              ---------------------------------

                                                    1,483,332           673,332
                                              =================================

         All outstanding warrants expire 36 months from the date of the effective registration of their underlying shares. The warrants were issued in connection with a private placement offering ("the Offering") which took place in December 1995 and January 1996. Warrants to purchase 420,000 and 100,000 shares of common stock at exercise prices of $40.00 and $25.00 per share, respectively, were issued to investors in the Offering; warrants to purchase 100,000 and 43,332 shares of common stock at exercise prices of $40.00 and $31.25 per share, respectively, were issued to the placement agent and sub-distributors for the Offering; and warrants to purchase 160,000 and 120,000 shares of common stock at exercise prices of $31.25 and $25.00 respectively were issued to certain of the founding shareholders (which warrants expired on December 31, 1998). In September 1996, 10,000 shares and warrants to purchase an additional 10,000 shares at an exercise price of $25.00 per share were issued to a director for consulting services.

         In September 1999, Groupe AB provided a bank guarantee for half of a DM 3 million (approximately $1.6 million) bank facility obtained by Onyx Television. In connection with the guaranty, the Company granted Groupe AB a two year warrant to purchase 810,000 shares of Common Stock at an exercise price of $1.00 per share. In the event the bank guarantee is called upon, the Company will be obligated to issue to Groupe AB such number of shares of common stock at $1.00 per share as is equal to the amount paid by Groupe AB under its guaranty.

         Additionally, the Company is obliged to issue warrants to former Unimedia stockholders under the terms of a share exchange agreement signed in 1997, as follows:

                                         SEPTEMBER 30,        DECEMBER 31,
         DESCRIPTION                              1999                1998

         Warrants for common stock
         exercisable at $40.00                 113,914             113,914

         Warrants for common stock
         exercisable at $31.25                   7,787               7,787

         Warrants for common stock
         exercisable at $25.00                  19,767              19,767
                                       -----------------------------------

                                               141,468             141,468
                                       ===================================

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         Subject to compliance with applicable U.S. securities laws, the Company intends in the future to offer its warrant holders the right, for a period of not less than 61 days, to exercise their warrants and receive two shares of Common Stock at an exercise price of $3.00 per share. If the holders of the outstanding warrants do not exercise this right, the warrants will remain outstanding on their original terms until their expiration date. This right will be given to the Company's warrant holders in order to allow the Company's warrant holders to acquire additional Company securities at a lower price and to raise additional capital for the Company's operation.

         The Company has offered one of its warrant holder, Auric Investments Limited ("Auric"), the right to subscribe to purchase 156,614 shares of Common Stock on the basis of two shares for each of the 78,307 warrants which they hold, but at an exercise price of $2.00 per share. Auric was granted this lower price due to the assistance which they provided to the Company in 1998 in helping the Company to re-obtain a quotation on the Bulletin Board maintained by the NASD.

         COMMON STOCK PURCHASE OPTIONS

                                                            OUTSTANDING             OUTSTANDING
                                                                AT                       AT
                                                           SEPTEMBER 30,            DECEMBER 31,
         DESCRIPTION                                           1999        GRANTED      1998

         Executive officers options exercisable @ $5.70          37,500                 37,500
         of which vested                                         30,000                 30,000

         Officers options exercisable @ $25.00                   30,000                 30,000
         of which vested                                         30,000                 20,000

         Executive officers options exercisable @ $3.50         400,000                400,000
         of which vested                                        159,999                 80,000

         Non-employee directors options exercisable @ $3.50      50,000                 50,000
         of which vested                                         50,000                 50,000

         Options to Diamond Production exercisable @ $1.00    1,600,000              1,600,000
                                                              ---------------------------------

         Total exercisable                                    2,117,500       -      2,117,500
                                                              =================================


         On August 1, 1997, the Company entered into three year employment agreements with the executive officers providing for them to receive, in addition to other compensation, options to purchase 20,000 and 17,500 shares of common stock at an exercise price of $5.70 per share, the price at which transactions were effected at that time. The options vested 2/5 upon the effective date of the agreements and will vest 1/5 on each of the first, second and third anniversaries, respectively, of the agreements. These options expire 36 months from the date of their effective registration.

         The Chief Financial Officer as part of his service agreement, holds an option to purchase 30,000 common shares of the Company at $25.00 per share, the price at which transactions were effected at the time of each of the years 1996, 1997 and 1998. These options expire 36 months from the date of their effective registration.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         On March 10, 1998, the Board of Directors granted options to four executive officers of the Company to purchase an aggregate of 400,000 shares of common stock at an exercise price of $3.50 per share (the price at which common stock was quoted on the date of grant). On the same date, non-employee directors were granted options to purchase an aggregate of 50,000 shares at the same price. The options vested to executive officers 20,000 each in 1998, with the balance over 3 years, and to non-employee directors immediately. The options are valid for 5 years and expire on March 10, 2003.

         On December 18, 1998, the Board approved the grant of a two year warrant to purchase an aggregate of 1,600,000 shares at an exercise price of $1.00 per share to Diamond Productions, a company owned by two executive directors. This grant was approved by the Company's stockholders at the stockholders' meeting held on October 22, 1999.

         PRO FORMA NET LOSS AND NET LOSS PER SHARE

         The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock options. Since the Company awarded the stock options with no discount as compared with the market price at the time of the grants, there was no related compensation costs for any of the years presented based on the estimated grant date fair value as defined by FAS 123. The Company pro-forma net loss and loss per share for the nine months ended September 30, 1999 and 1998 are as follows:

                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                1999                  1998
                                                  $                    $

         Pro forma net loss
         Basic and diluted                  (11,258,052)          (7,649,328)

         Pro forma net loss per share
         Basic and diluted                     ($2.81)              ($1.91)

         CONVERTIBLE DEBT

         The following derivative securities were outstanding (principal and interest accrued) as at September 30, 1999. The Company had agreed to pay a 2% penalty per month on the outstanding principal of the loans, payable in shares of common stock, for each month the Company failed to hold its special stockholders meeting subsequent to November 30, 1998.

         On October 22, 1999 the Company's stockholders approved a reverse stock split of the common shares of the Company, with the Company's authorized shares remaining at 50 million shares, thereby automatically increasing the authorized but unissued common shares available for issuance. Following approval, the derivative securities outstanding (principal and interest accrued) were automatically converted into common stock (See Note 1).

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                      SHARES         SHARES ISSUED
                                                                                    ISSUABLE ON      ON CONVERSION
                                                                                   CONVERSION AT       FOLLOWING
                                                                   CONVERSION      SEPTEMBER 30,     STOCKHOLDERS'
         PAYEE                                         $           PRICE ($)           1999             MEETING
         Superstar Ventures Ltd.                      1,250,000       1.00              1,250,000         1,250,000

         Superstar Ventures Ltd.                        400,000       1.00                400,000           400,000

         Groupe AB                                    2,000,000       1.00              2,000,000         2,000,000

         Superstar Ventures Ltd.                      5,000,000       1.00              5,000,000         5,000,000

         Groupe AB (1)                                3,400,000       1.00              3,400,000         3,720,000

         Groupe AB                                    5,288,416       1.00              5,288,416         5,578,416

         Interest and penalty interest accrued        4,106,623       1.00              4,106,623         4,649,839
                                                 --------------                   ---------------------------------

                                                     21,445,039                        21,445,039        22,598,255
                                                 ==============                   =================================

         (1) The debt is part of a convertible note under which Groupe AB is providing provide services with a value of $6,640,000 over 2 years. See Note 10 - Lease Commitments. Shares will be issued at the rate of 260,000 shares per month at $1.00 per share. The total shares of common stock to be issued are 6,640,000.

         BASIC EPS COMPUTATION

                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                          1999                1998
         Net loss of continuing operations                         (11,212,760)         (7,573,064)
                                                                 -------------   -----------------

         Net loss                                                  (11,258,052)         (7,649,328)
                                                                 -------------   -----------------

         Weighted Average number of Shares                           4,009,413           4,009,413
                                                                 -------------   -----------------

         Basic EPS Net loss of continuing operations                    ($2.80)             ($1.89)
                                                                 -------------   -----------------

         Basic EPS Net loss including discontinued operations           ($2.81)             ($1.91)
                                                                 -------------   -----------------

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                SEPTEMBER 30,       SEPTEMBER 30,
         DILUTED EPS COMPUTATION                                                    1999                1998
         Weighted average shares                                                      4,009,413           4,009,413

         Warrants (1)                                                                         -                   -

         Convertible debt 21,445,039 shares (1)                                               -                   -

         Board options - 209,999 vested in 1998 and 1999                                      -                   -
                                                                              -----------------   -----------------
                                                                                      4,009,413           4,009,413
                                                                              -----------------   -----------------

         Diluted EPS Net loss of continuing operations                                   ($2.80)             ($1.89)
                                                                              -----------------   -----------------

         Diluted EPS Net loss including discontinued operations                          ($2.81)             ($1.91)
                                                                              -----------------   -----------------

         (1) The computation does not assume exercise of the warrants or options since it would have an antidilutive effect on earnings per share. In addition to the above, loans of $477,339 and $150,000 received from Groupe AB and Superstar respectively, are repayable in two years and bear interest at 10% per annum. The Company has granted the lenders a two year warrant to purchase an aggregate of 627,339 shares of Common Stock at an exercise price of $1.00 per share.

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

         On January 13, 1997, the Company issued a Private Placement Memorandum offering its securities to accredited investors including to all existing shareholders. In the offering, the Company sold an aggregate of 1,200,000 shares of Common Stock, at a purchase price of $5.00 per share. On March 3, 1997, the offering closed and the aggregate net proceeds to the Company were approximately $5,850,000 after costs.

         On June 30, 1997, the Company received subscriptions for $4.0 million in a Private Placement offering of its securities to certain accredited investors. In the offering, the Company agreed to issue an aggregate of 701,754 shares of common stock, at a purchase price of $5.70 per share. On June 30, 1997, $1,500,000 of the proceeds of the subscription was received and the balance of $2,500,000 was received on August 1, 1997.

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

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         base rate. Interest as from January 1, 1998 was at the rate of 13% per annum. The terms of the Instar Loan were amended in August 1997, January 1998 and July 1998.

         On October 31, 1996, CM(UK) entered into a deed of counter-indemnity ("Deed") with Universal, a BVI corporation. The Deed secured the obligation of CM(UK) to repay Universal if Universal were called upon to make payment on its transponder guarantee. (See Note 8). CM(UK)'s obligations under the Deed were guaranteed by the Company and Onyx, and were secured by a charge on substantially all of the Company's assets. Instar and Universal had agreed that their liens on the Company's assets would rank pari-passu. See Note 17.

         On July 21, 1999, the Company agreed to settle the Instar Loan. Under the terms of the settlement, the Company will pay Instar $2.2 million in full settlement of this loan, $1.9 million of which has been paid to date. As part of this settlement, the Company's obligations to Instar and Universal and Instar's and Universal's charge on CM(UK)'s and the Company's assets has been extinguished. (See Note 8). Additionally, the obligations of Latitude Investments Ltd. to the Company (see Note 5) were deemed paid in full.

         On January 9, 1998, CM(UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited ("Superstar"). Such loan was evidenced by two 13% Convertible Secured Promissory Notes (the "Notes") in the original amounts of $750,000 and $500,000, respectively. Of the aggregate proceeds, $500,000 was used to repay a loan previously made to CM(UK) by Unbeatable Investments Limited. The Notes bear interest at the rate of 13% per annum and were convertible into Common Stock on the basis of one share of Common Stock for each $5.00 of outstanding principal and accrued interest.

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

         On June 16, 1998, the Company entered into two Memorandum of Understanding Agreements ("MOU") with Groupe AB and Superstar to continue to fund the Company's operations. These agreements provided $11.64 million in funding, $5.4 million in the form of a cash investment to be infused over a one year period and $6.24 million through providing operating services to the Company over a period of two years. The new funding were initially in the form of debt, but were to be automatically converted into shares of common stock at $1.00 per share upon and after approval of an increase in the Company's authorized capital available for issue. (See Note 15).

         On March 10, 1999, the Company entered into a $6 Million Convertible Promissory Note Agreement with Groupe AB to provide additional funding for the Company's operations including $690,000, which was paid for the purchase of certain technical equipment necessary to implement the Service Agreement, $3.1 million to be loaned in cash over the five months to July 31, 1999; of which $2.99 million has been received to November 5, 1999, and the balance of $2.2 million of the Note was reserved for use in funding the settlement of the Instar loan (see above). The Note bears interest at the rate of 10% per annum, and was automatically convertible into Common Stock on the basis of one share of Common Stock for each $1.00 of principal and interest. As previous, the Note could not be converted until the Company had held its stockholders' meetings and obtained approval of an increase in the authorized shares of Common Stock available for issue.

         In May 1999, Groupe AB and Superstar made a loan to the Company in the aggregate amount of $300,000, the proceeds of which were used to fund the settlement of the Fontal loan. See Note 14. The loan is due in two years and bears interest at the rate of 10% per annum. In connection with the loan, the Company granted the lenders a

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         two-year warrant to purchase an aggregate of 300,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In August 1999, Groupe AB made a loan to the Company in the aggregate amount of $327,339, the proceeds of which were used to fund the settlement of the outstanding amounts due to KPN Telecom. The loan is due in two years and bears interest at the rate of 10% per annum. In connection with the loan, the Company granted the lender a two-year warrant to purchase 327,339 shares of the Common Stock at an exercise price of $1.00 per share.

         In September 1999, Groupe AB provided a bank guarantee for half of a DM 3 million (approximately $1.6 million) bank facility obtained by Onyx Television. In connection with the guaranty, the Company granted Groupe AB a two year warrant to purchase 810,000 shares of Common Stock at an exercise price of $1.00 per share. In the event the bank guarantee is called upon, the Company will be obligated to issue to Groupe AB such number of shares of common stock at $1.00 per share as is equal to the amount paid by Groupe AB under its guaranty.

17.      SUBSEQUENT EVENTS

         The Company held a meeting of its stockholders on October 22, 1999. Following the stockholders meeting, the Company effected a one share for ten share reverse split of its outstanding common stock and issued certain new shares of its post-reverse split common stock. See Note 1 for information.

18.      RESTATEMENT

         Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1997, the Company determined that a holding of the Company's shares held at year end by a subsidiary company as an investment, should have been reflected as an element of stockholders equity. The 1997 financial statements have been restated to reflect this investment as an element of the Stockholders' Equity at their original cost of $5.70 per share. Accordingly, the comparative 1998 unaudited financial statements have been restated from the amounts previously reported as follows:

                                                                AS PREVIOUSLY
                                                                  REPORTED           AS RESTATED
                                                                     ($)                 ($)
                                                              -----------------    ----------------
         For the nine months ended September 30, 1998

            Other (expenses) / income                                  (682,840)           (561,232)

            Loss from continuing operation before taxation           (7,493,259)         (7,573,064)

            Net loss after taxation                                  (7,497,013)         (7,649,329)

            Net loss per share - basic and diluted                       ($1.87)             ($1.91)

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

19.      SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA

         The following financial information is summarized by business segment and country.

         - The television media segment contains the operations of Onyx; and

         - The technology segment contains the operations of Unimedia, Pixel and TopCard.

         Capital Media Group's activities are concentrated in Germany, France and Israel (Revenues account for: to September 1999 - approximately 66%, 17% and 17%, respectively; to September 1998 - approximately 42%, 32% and 26%, respectively).

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                    ELIMINATION
                                              TELEVISION                                 &
                                                 MEDIA           TECHNOLOGY          CORPORATE                            TOTAL

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues                                       1,478,071            769,287                   -                         2,247,358
Inter-segment revenues                                 -                  -                   -                                 -
                                            ------------    ---------------    ----------------                    --------------
Total revenues                                 1,478,071            769,287                   -                         2,247,358

Income (losses) from operations               (3,316,271)          (215,373)         (1,810,532)                       (5,342,176)

Other income                                      90,450            138,119             480,735                           709,304
Interest expenses                                (60,233)           (79,985)         (3,533,834)                       (3,674,052)
Other financial (expense) income, net         (2,479,318)            23,012            (359,753)                       (2,816,059)
Equity in net profit/(losses) of affiliates            -             26,788            (116,565)                          (89,777)
Loss in discontinued business                          -                  -             (48,557)                          (48,557)
Income tax benefit                                 3,695               (430)                  -                             3,265
Minority interest                                      -                  -                   -                                 -
                                            ------------    ---------------    ----------------                    --------------

Net loss                                      (5,761,677)          (107,869)         (5,388,506)                      (11,258,052)
                                            ============    ===============    ================                    ==============
Total assets                                   1,457,077          2,850,220           1,214,628                         5,521,925
                                            ============    ===============    ================                    ==============
Capital expenditure                              731,122                  0                   0                           731,122
                                            ============    ===============    ================                    ==============
Depreciation of fixed assets                     240,818             72,982               9,712                           323,512
                                            ============    ===============    ================                    ==============

                                                GERMANY            FRANCE              ISRAEL           OTHER            TOTAL
                                                                                                      CORPORATE

Revenues                                       1,478,071            390,094             379,193               -         2,247,358
Inter-segment revenues                                 -                  -                   -               -                 -
                                            ------------    ---------------    ----------------    ------------    --------------
Total revenues                                 1,478,071            390,094             379,193               -         2,247,358

Income (losses) from operations               (3,316,271)          (328,117)            112,744      (1,810,532)       (5,342,176)
Other (expense) income                            90,450            138,119                   -         480,735           709,304
Interest expenses                                (60,233)            (4,603)            (75,382)     (3,533,834)       (3,674,052)
Other financial (expense) income, net         (2,479,318)            23,012                   -        (359,753)       (2,816,059)
Equity in net profit/(losses)of affiliates             -                  -              26,788        (116,565)          (89,777)
Loss in discontinued business                          -                  -                   -         (48,557)          (48,557)
Income tax benefit                                 3,695               (430)                  -               -             3,265
Minority Interest                                      -                  -                   -               -                 -
                                            ------------    ---------------    ----------------    ------------    --------------

Net loss                                      (5,761,677)          (172,019)             64,150      (5,388,506)      (11,258,052)
                                            ============    ===============    ================    ============    ==============
Total assets                                   1,457,077          2,196,476             653,744       1,214,628         5,521,925
                                            ============    ===============    ================    ============    ==============
Capital expenditure                              731,122                  0                   0               0           731,122
                                            ============    ===============    ================    ============    ==============
Depreciation of fixed assets                     240,818             35,088              37,894           9,712           323,512
                                            ============    ===============    ================    ============    ==============

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                               TELEVISION      TECHNOLOGY     ELIMINATION &                      TOTAL
                                                 MEDIA                          CORPORATE

NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues                                          886,802       1,216,786               -                      2,103,588
Inter-segment revenues                                  -               -               -                              -
                                         ---------------- --------------- ---------------                ---------------
Total revenues                                    886,802       1,216,786               -                      2,103,588
Income (losses) from operations                (5,532,026)       (324,076)     (1,601,126)                    (7,457,228)
Other (expense) income                             99,054        (660,286)              -                       (561,232)
Interest expenses                                 (74,281)       (303,648)       (660,235)                    (1,038,164)
Other financial (expense) income, net           1,022,935         126,164         536,822                      1,685,921
Equity in net losses of affiliates                      -         (66,000)       (136,360)                      (202,360)
Profit in discontinued business                         -               -         (75,773)                       (75,773)
Income tax benefit                                   (492)              -               -                           (492)
                                         ---------------- --------------- ---------------                ---------------

Net loss                                       (4,484,810)     (1,227,846)     (1,936,672)                    (7,649,328)
                                         ================ =============== ===============                ===============
Total assets                                    1,711,049       2,294,746       3,138,679                      7,144,474
                                         ================ =============== ===============                ===============
Capital expenditure                                     -         453,560               -                        453,560
                                         ================ =============== ===============                ===============
Depreciation of fixed assets                      126,135         256,849          11,049                        394,033
                                         ================ =============== ===============                ===============

                                                GERMANY          FRANCE          ISRAEL          OTHER           TOTAL
                                                                                               CORPORATE

Revenues                                          886,802         669,536         547,250              -       2,103,588
Inter-segment revenues                                  -               -               -              -               -
                                         ---------------- --------------- --------------- -------------- ---------------
Total revenues                                    886,802         669,536         547,250                      2,103,588
Income (losses) from operations                (5,532,026)       (508,826)        184,750     (1,601,126)     (7,457,228)
Other income (expense)                             99,054        (660,286)              -              -        (561,232)
Interest expenses                                 (74,281)       (283,898)        (19,750)      (660,235)     (1,038,164)
Other financial (expense) income, net           1,022,935         126,164               -        536,822       1,685,921
Equity in net losses of affiliates                      -               -         (66,000)      (136,360)       (202,360)
Profit in discontinued business                         -               -               -        (75,773)        (75,773)
Income tax benefit                                   (492)              -               -              -            (492)
                                         ---------------- --------------- --------------- -------------- ---------------

Net loss                                       (4,484,810)     (1,326,846)         99,000     (1,936,672)     (7,649,328)
                                         ================ =============== =============== ============== ===============
Total assets                                    1,711,049       1,850,746         444,000      3,138,679       7,144,474
                                         ================ =============== =============== ============== ===============
Capital expenditure                                     -         453,560               -              -         453,560
                                         ================ =============== =============== ============== ===============
Depreciation of fixed assets                      126,135         101,349         155,500         11,049         394,033
                                         ================ =============== =============== ============== ===============

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-QSB. CERTAIN OF THE DATA CONTAINED HEREIN INCLUDES FORWARD LOOKING INFORMATION AND RESULTS COULD DIFFER FROM THAT SET FORTH BELOW. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1998 (THE "FORM 10-K").

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         The net loss for the quarter ended September 30, 1999 was $1.45 million, compared to a net loss of $0.95 million for the three months ended September 30, 1998. However, at the operating level, the operating loss decreased to $1.68 million in the quarter ended September 30, 1999, compared to $2.0 million for the quarter ended September 30, 1998, on slightly decreased revenues. The increase in net loss was primarily attributable to an increase in the financial expenses charge in respect of higher loan interest and penalty costs, offset in part by a significant foreign exchange gain arising since December 31, 1998.

         The net loss per share for the quarter ended September 30, 1999 (basic and diluted) including discontinuing operations was $0.36, compared to a net loss per share (basic and diluted) of $0.24 for the quarter ended September 30, 1998. Weighted average shares outstanding (basic and diluted) were 4,009,413 for both periods. As described in the Notes to the Financial Statements, the Company's stockholders, at a meeting held on October 22, 1999, approved a one-for-ten reverse split of the Company's outstanding common stock with authorized capital of the Company remaining at 50,000,000 shares of common stock. The reverse split was effected October 27, 1999 and all references to the Company's shares (including per share information) contained in this Form 10-QSB are on a post reverse split basis.

         The Consolidated Financial Statements have been restated to conform to the 1998 Consolidated Financial Statements. The restatement is part in respect of the treatment of the Company's issued stock held by a subsidiary company within Investments in the original 1997 Financial Statement with the cost adjusted by a year end valuation provision. The comparatives in the September 1998 Financial Statements were restated to show the holding at original cost and as an element of Stockholders' Equity.

         Operating revenues for the quarter ended September 30, 1999 totaled $0.78 million, a decrease of $49,000 compared to revenues of $0.83 million for the quarter ended September 30, 1998. Compared to the corresponding quarter in 1999, both Onyx and Pixel increased operating revenues by $138,000 and $19,000, respectively, while TopCard's operating revenue decreased by $163,000.

         Operating costs, including staff costs, depreciation and amortization totaled $2.46 million for the quarter ended September 30, 1999, compared to $2.84 million for the quarter ended September 30, 1998. The net decrease in operating costs is primarily indicative of the cost reductions made across all of the groups operations but specifically at Onyx where operating costs were reduced to $1.64 million in the quarter to September 30, 1999, compared to $1.88 million in the quarter ended September 30, 1998.

         Onyx's operating costs are set to fall significantly in 1999 as compared to 1998, as a result of the Company's strategic services agreement with Groupe AB. Operating expenses of Onyx include programming costs, broadcast, studio expenses and transmission expenses. In October 1998, Onyx entered into a two year strategic alliance agreement with Groupe AB, a French television production company, to provide to Onyx, technical services, the use of a transponder and uplink facilities, transmission services and use of a master control room as well as contributing to cable transmission fees, at an annual cost of $3.12 million.

         Depreciation and amortization for the quarter ended September 30, 1999 was $0.28 million, compared to $0.29 million for the corresponding period in 1998.

         The increase in Financial Expense relates to higher interest expenses of $1.61 million for the quarter ended September 30, 1999, compared to $0.42 million for the quarter ended September 30, 1998. This is entirely due to the substantial increase in loans received over the year. For the quarter ended September 30, 1999, financial expense also included a credit of $1.11 million (quarter ended September 30, 1998 - $1.81 million credit) in respect of foreign exchange gain arising from changes in currency exchange rates at September 30, 1999 compared to exchange rates at December 31, 1998.

         The third quarter 1999 results were also impacted by a $0.48 million net gain relating to the completion of the Instar and Fontal settlements. No such gain was reported during the comparative 1998 period.

         As a result of all of the above factors, the Company's loss from continuing operations was $1.42 million for the quarter ended September 30, 1999, an increase of $0.51 million compared to a loss of $0.91 million for the quarter ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Operating revenues for the nine months ended September 30, 1999 were $2.25 million, an increase of $144,000 compared to operating revenues of $2.1 million for the nine months ended September 30, 1998. This increase in operating revenue was largely attributable to an increase of $592,000 at Onyx, while operating revenues at both TopCard and Pixel decreased $156,000 and $165,000, respectively, compared to the same nine months in 1998.

         Operating costs, including staff costs, depreciation and amortization, for the nine months to September 30, 1999 were $7.59 million compared to $9.56 million for the same period of 1998. As stated above, the net decrease in operating costs is primarily indicative of the cost reductions made across all the group operations but specifically at Onyx where operating costs were reduced by $1.63 million to $4.79 million in the nine months to September 30, 1999, compared to $6.42 million in the nine months ended September 30, 1998.

         Depreciation and amortization for the nine months ended September 30, 1999 was $0.77 million compared to $0.68 million for the corresponding period in 1998.

         The increase in financial expense related to higher interest expense of $3.67 million for the nine months ended September 30, 1999, compared to $1.04 million for the nine months ended September 30, 1998. This is due to the substantial increase in loans received over the year. In addition, financial expense includes a charge in respect of foreign exchange losses of $2.82 million for the nine months ended September 30, 1999, compared to a gain of $1.69 million for the comparative 1998 period. The foreign exchange losses arise from changes in currency exchange rates at September 30, 1999 compared to exchange rates at December 31, 1998.

         The nine month 1999 results were also impacted by a $0.48 million net gain relating to the completion of the Instar and Fontal settlements. No such gain was reported during the comparative 1998 period.

         As a result of all of the above factors, the Company's loss from continuing operations was $11.21 million for the nine months ended September 30, 1999, an increase of $3.64 million from $7.57 million for the nine months ended September 30, 1998.

         Total revenues at Onyx Television for the nine months to September 30, 1999 totalled $1.48 million, a 67% increase over revenues of $0.89 million for the nine months ended September 30, 1998. Onyx management firmly believes that the strategic alliance agreement with Groupe AB, a French television production company, together with changes in local regulations effective in 1999, increased network distribution already achieved and the recently appointed media agency, which has already proved extremely positive, should allow Onyx to substantially increase the development of its revenue over the next year.

         The German media authorities have officially confirmed that Onyx's rating in Germany is ahead of its two main competitors VH-1 and VIVA 2 and it is expected that Onyx's distributions will increase further during 1999, although there can be no assurance. At the present time, Onyx Television reaches approximately 11 million cable homes and an indeterminable number of direct satellite homes in Germany. See the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         TopCard had a net loss of $94,000 for the nine months to September 30, 1999, compared to a profit of $3,000 for the same period in 1998. Pixel reported a profit of $64,000 for the nine months ended September 30, 1999, compared to a profit of $99,000 for the same period in 1998. Henry, its 47.5% owned subsidiary recorded a net share of profit of $27,000, compared to a profit of $32,000 recorded for the corresponding period in 1998. Henry is accounted for on an equity basis.

         During 1998, the Board in its review of investments approved a decision to dispose of Tinerama and it is anticipated that its sale will be concluded during the second half of 1999. Accordingly, the operating loss of Tinerama has been reclassified as a discontinuing operation and the 1998 results have been similarly restated.

         Blink reported a loss for the nine months to September 30, 1999 of $117,000, compared to a $136,000 loss for the same period in 1998. Blink has never met its original target objectives and following a management review, the Company agreed in October 1999 to sell its 50% shareholding in Blink to RCL Communication, the joint shareholder, for a nominal sum and to convert the company's existing loans made to Blink into new equity. Following this change, the Company will own approximately 21% of Blink, and if successful in the future, Blink will be obligated to repay these monies converted into equity back to the Company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of its equity securities and through debt financing. Since inception through September 30, 1999, the Company has incurred an accumulated deficit of approximately $59.5 million, principally related to the Company's launch and operation of Onyx Television. At September 30, 1999, the Company had a negative working capital of approximately $25.4 million. As described in the Notes to the financial statements, and following the reverse split effected October 27, 1999, on a pro-forma basis, as if the conversion of convertible debt into equity had taken place at September 30, 1999, the Company would have had a negative net worth of $2.5 million and a negative working capital of $5.25 million.

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

         On July 21, 1999, the Company and Instar settled this loan. Under the Instar Settlement, the Company has agreed to pay Instar $2.2 million, $1.9 million of which has been paid and the balance of which will be paid (without interest) in installments of $100,000 over the next three months. The Company has also issued 200,000 shares to Instar as part of the settlement. Groupe AB has agreed to guaranty repayment of the settlement amounts. As part of the settlement, Universal has agreed that the Company shall no longer be liable to it regarding its guaranty of the transponder lease. Additionally, as part of the settlement: (i) the liability of Latitude Investments, Ltd. ("Latitude") to the Company has been extinguished; (ii) the Company and Instar, Universal and Latitude have entered into mutual releases regarding their respective obligations in connection with these matters, and (iii) the Company and Charles Koppel, the former Chief Executive Officer of the Company, have entered into a mutual general release. As part of the settlement, Instar and Universal are releasing their charges against CM(UK)'s assets and the stock of CM(UK).

         EQUITY OFFERINGS BY THE COMPANY

         In 1995, the founders of the Company organized Excalibur Communications Limited (n/k/a (CM(UK)) to develop Onyx Television and to own the Company's interest in Tinerama Investment AG. In December 1995, the founders of the Company exchanged their shares in Excalibur for shares of the Company's common stock. Simultaneously, in late 1995 and early 1996, the Company raised net proceeds of $14.4 million in a private placement of its securities.

         On March 3, 1997, the Company closed a private placement in which the Company raised net proceeds of $5.85 million. The funds from this placement were used to fund the continuing operation of Onyx Television and for general corporate purposes. The Company issued an aggregate of 1.2 million shares of Common Stock in this private placement ($5.00 per share), including 400,000 shares of Common Stock subscribed by Unimedia, S.A. ("Unimedia"). At the time of this private placement, Unimedia was not an affiliate of the Company.

         On September 25, 1997, the Company accepted a subscription for $4.0 million from Unimedia. In this subscription, the Company agreed to issue an aggregate of 701,754 shares of Common Stock at a purchase price of $5.70 per share. On September 30, 1997, $1,500,000 of the proceeds of the subscription was received by the Company and the balance of $2,500,000 was released to the Company from escrow on July 31, 1997, simultaneously with the closing of the share exchange between certain of the stockholders of Unimedia and the Company, as described below. In connection with the private placement, the Company paid Unimedia a fee of $240,000, which was netted against the purchase price of the Shares. At the time of this private placement, Unimedia was not an affiliate of the Company.

         Simultaneously with and immediately after this placement, Unimedia transferred 610,914 of the shares which it owed to eight investors at prices ranging from $5.90 to $7.50 per share. One of these investors was an entity controlled by David Ho, who at the time of this transaction was not an affiliate of the Company. That entity, Unbeatable Investments Limited ("Unbeatable") acquired 438,596 of these shares. None of the other investors who purchased shares from Unimedia at this time were affiliates of the Company or Unimedia. In connection with the transfer of these shares, Unimedia paid a fee to Valfab for its services in connection with introducing Unimedia to certain of these investors. The fee consisted of $195,000 in cash and 10,666 shares of the Common Stock owned by Unimedia.

         On July 31, 1997, the Company acquired 50.3% of the outstanding common stock of Unimedia in exchange for 433,300 shares of the Company's authorized but unissued common stock. Stockholders of Unimedia who did not participate in the first closing of the Unimedia share exchange had until September 5, 1997 to convert their Unimedia securities into shares of Common Stock and on September 5, 1997, the Company acquired an additional 31.3% of Unimedia's common stock in exchange for an additional 269,360 shares of the Company's authorized but unissued Common Stock. Shares issued in the Unimedia Share Exchange were valued on the Company's books at $5.70 per share. The Company acquired Unimedia based on their belief that the merged entity would cross fertilize Internet development activities and television distribution in order to poise the Company at the convergence of thematic entertainment television and the internet. Additionally, Unimedia and investors identified by Unimedia provided significant financing for use in the Company business.

         At the time of the closing of the Unimedia Share Exchange, Unimedia held 490,840 shares of the Common Stock. Subsequent to the closing of the Unimedia Share Exchange, Unimedia has transferred 324,048 of these shares to investors in several private transactions, as follows:

         TRANSFEREE                                                   SHARES
                                                                    TRANSFERRED

         Transferees not affiliated with the Company and Unimedia...  124,448
         Stockholders of TopCard(1).................................   45,600
         Gralec Establishment(2)....................................  154,000
                                                                      -------
                                                                      324,048
                                                                      =======
-----------------------------
         (1) Shares were transferred to the stockholders of TopCard in connection with Unimedia's acquisition of 80% of TopCard's outstanding shares. See Item 1. "Description of Business-Other Businesses-TopCard, S.A." in the Form 10-K for information regarding this transaction. None of the TopCard stockholders were affiliates of the Company or Unimedia at the time that these shares were transferred to the stockholders of TopCard.

         (2) During the first half of 1998, Unimedia transferred 154,000 pre reverse split shares of the Company's Common Stock to Gralec Establishment ("Gralec") for an aggregate purchase price of $500,000. The Company agreed to register the shares of Common Stock transferred to Gralec, pursuant to a registration rights agreement, on or before November 30, 1998, which has not occurred. As part of the agreement, Unimedia agreed that Gralec may put the shares back to Unimedia for the purchase price if these shares were not registered by that date.

                  Since this registration has not taken place, the Company has agreed with Gralec to extend the period during which the registration may be completed until April 1, 2000. In return, the Company has granted Gralec: (1) a subscription to purchase 220,000 shares for a purchase price equal to the net proceeds from the sale of 50,000 ActivCard shares, and (ii) an option to purchase 600,000 shares of its authorized but unissued common stock at an exercise price of $1.00 per share, which option will be exercisable until 30 days after the shares of Common Stock originally issued to Gralec are registered for resale.

         These transfers were effected to raise funds for the Company's and Unimedia's operations and to complete the acquisitions of TopCard and Pixel.

         At the date of this Form 10-QSB, Unimedia continues to own 166,791 shares of the Company's Common Stock, including 60,000 shares which have been pledged by Unimedia to Bank Hapoalin to secure Unimedia's guarantee to that bank of certain indebtedness of Pixel, Ltd.

         The Company's short term funding requirements were also met during the fourth quarter of 1997 through direct private placements by the Company to four non-U.S. investors of an aggregate of 79,333 shares of the Company's Common Stock (raising $586,000 at prices between $6.00 and $7.50 per share).

         In July 1999, the Company received a letter (the "Letter") from Gilles Assouline, the Company's Chairman and CEO, Anne- Marie Assouline, and an entity controlled by Mr. and Mrs. Assouline, Diamond Productions, alleging claims under the Agreement and Plan of Reorganization, dated March 4, 1997, as amended (the "Unimedia Agreement"), between the Company, Unimedia and certain of the stockholders of Unimedia. See the 1998 Form 10-KSB for the terms of the Unimedia Agreement. Additionally, on July 30, 1999, two of the Company's directors notified Diamond, Gilles Assouline and Michel Assouline (the Company's Vice President and COO) that the Company was asserting a protective claim against each of them under the Unimedia Agreement until the claims raised in the Letter can be considered.

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

         FUNDS BORROWED SUBSEQUENT TO THE UNIMEDIA SHARE EXCHANGE FROM SUPERSTAR AND GROUPE AB

         In September 1997, the Company borrowed $500,000 of short term working capital in the form of a convertible loan from Unbeatable. The debt was payable with interest of 10% per annum in April 1998 and was convertible into shares of Common Stock at the rate of $5.70 per share.

         On January 9, 1998, CM (UK) borrowed an aggregate of $1,250,000 from Superstar. Such loan was evidenced by two 13% Convertible Secured Promissory Notes in the original principal amounts of $750,000 and $500,000, respectively (collectively, the "Notes"). Of the aggregate proceeds, $500,000 was used to replace a loan previously made to CM(UK) (see above) by Unbeatable. The Notes bear interest at the rate of 13% per annum and were convertible into shares of the Company's Common Stock on the basis of one pre reverse split share of Common Stock for each $5.00 of outstanding principal and accrued interest on the Notes; provided, however, that the Notes were not convertible until the Company has held a stockholders meeting at which its Articles of Incorporation were amended to increase the number of authorized shares of Common Stock of the Company to at least the number required for conversion of the Notes. The Notes were due and payable on March 31, 1998 but, pursuant to the Notes and an agreement among the Company, CM (UK) Superstar, Instar Holdings, Inc. ("Instar") and Universal Independent Holdings Limited ("Universal"), payments on the Notes may only be made equally pro rata as and when payments are made to Instar according to a stated proportion. Instar and Universal are secured creditors of the Company and CM (UK). To secure its obligations under the Notes, CM (UK) and the Company have granted to Superstar a security interest on the same collateral upon which Instar has been granted a security interest by CM (UK) and the Company and upon identical terms and conditions as are set forth in the security documents entered into between Instar and CM (UK) (and Instar and the Company) pursuant to the loan documents between CM (UK), the Company and Instar. Instar has also granted to Superstar a right of first refusal to purchase the Instar Loan for the full amount due before such loan is sold to a third party. The Company also pledged its interest in 81.6% of Unimedia to Superstar to further secure its obligations under the Notes.

         Superstar and Unbeatable are parties controlled by David Ho, a Director of the Company. Superstar received a fee of 20,000 shares of the Company's Common Stock for arranging the original loan made by Unbeatable to the Company and a fee of 40,000 shares for arranging the January 1998 Superstar loan.

         On March 23, 1998, MMP, SA ("MMP"), a stockholder of the Company and a subsidiary of Groupe AB, made available to the Company a line of credit (the "MMP Line of Credit") pursuant to which the Company borrowed $2,000,000. Outstanding amounts under the MMP Line of Credit bear interest at the rate of 13% per annum. Outstanding principal and accrued interest was originally due and payable on December 31, 1998. As further consideration for granting the MMP Line of Credit, MMP was granted the right, until March 31, 2000, to purchase shares of authorized but unissued Common Stock of the Company at a $2.00 per share up to the aggregate outstanding principal amount of and accrued interest on the line of credit; provided, however, that the option may not be exercised until the Company holds a stockholders meeting to authorize additional shares of authorized but unissued Common Stock. Such purchase would not affect the outstanding principal amount of and accrued interest on the MMP Line of Credit.

         On March 25, 1998, Superstar loaned the Company an additional $400,000, payable on the same terms as the MMP Line of Credit. In connection with this new loan, Superstar was granted an option to purchase shares of the Company's common stock on the same terms as the option granted to MMP as described above.

         In August 1998, the Company entered into agreements with Superstar and Groupe AB pursuant to which Superstar agreed to make available $5.0 million and Groupe AB agreed to provide cash and services aggregating $6.64 million ($400,000 in cash which was payable to the Company in August 1998 and $6.24 million in services over a two year period). Such funding was initially in the form of debt (bearing interest at the rate of 13% per annum), but was automatically to be converted into equity at the rate of $1.00 per share following approval of an increase in the Company's authorized common stock available for issuance.

         In December 1998, when the Company did not meet its obligation to hold a stockholders' meeting by November 30, 1998, Superstar and Groupe AB demanded that the Company: (i) reduce the conversion price on all of its outstanding convertible debt to $1.00 per share; and (ii) that the Company pay a penalty of 2% of the outstanding principal amount of the loans (payable in shares at $1.00 per share) for each month during which the Company did not hold its special stockholders meeting to seek approval of the amendment to the Company's articles of incorporation. On December 18, 1998, the Board agreed to these changes. Superstar and Groupe AB also agreed, as part of the amendment to the terms of their loans, that all of the convertible debt which they hold then held would automatically convert into Common Stock upon the approval by the Company's stockholders of the increase in the Company's authorized Common Stock.

         In March 1999, Groupe AB agreed to fund an additional $6.0 million to the Company for working capital, including the funds required to complete the Instar Settlement. Such amount was to be funded over the next year and would automatically convert into Common Stock at $1.00 per share.

         In May 1999, Groupe AB and Superstar made a loan to the Company in the aggregate amount of $300,000, the proceeds of which were used to fund the settlement of the Fontal loan. The loan is due in two year and bears interest at the rate of 10% per annum. In connection with the loan, the Company granted the lenders a two-year warrant to purchase 300,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In September 1999, Groupe AB provided a bank guarantee for half of a DM 3 million (approximately $1.6 million) bank facility obtained by Onyx Television. In connection with the guaranty, the Company granted Groupe AB a two year warrant to purchase 810,000 shares of Common Stock at an exercise price of $1.00 per share. In the event the bank guarantee is called upon, the Company will be obligated to issue to Groupe AB such number of shares of common stock at $1.00 per share as is equal to the amount paid by Groupe AB under its guaranty.

         DEBT DUE FROM LATITUDE INVESTMENTS LIMITED

         The Company's balance sheet at December 31, 1998 included a due from stockholder of $313,691. This amount represents an amount due from Latitude, one of the Company's founding stockholders. See "Certain Relationships and Related Transactions" in the Form 10-K. This amount was initially presented to the Company as a deposit paid by Latitude to PTT Telecom on behalf of CM (UK) and Latitude received credit for the amount of such deposit in connection with its original 1995 subscription to purchase shares of CM (UK)'s stock (which shares were exchanged for shares of the Company's Common Stock in December 1995). The Company had determined that no deposit was ever paid by Latitude to PTT Telecom and that therefore the shares of Common Stock owned by Latitude were not fully paid as presented. This obligation has been deemed satisfied as part of the Instar Settlement.

         The Company had been advised by KPN Telecom, formerly known as PTT Telecom ("KPN"), that Onyx Television owed them approximately $1,060,000. The Company believed that the amount due was significantly lower, due to failures in the performance of services by KPN over the period of the agreement. The Company had accrued the entire amount allegedly owed to KPN. Additionally, the Company was advised that KPN had called upon the guaranty from Universal (see discussion above) and drawn down upon the 500,000 ECU (approximately $587,000) being held to secure the guaranty. As a result, the Company owed the amount paid by Universal back to Universal. However, the Company's obligation to Universal has been deemed satisfied as part of the Instar Settlement.

         In August 1999, Groupe AB made a loan to the Company in the aggregate amount of $327,339, the proceeds of which were used to fund the settlement of the outstanding amounts due to KPN Telecom. The loan is due in two years and bears interest at the rate of 10% per annum. In connection with the loan, the Company granted the lender a two-year warrant to purchase 327,339 shares of the Common Stock at an exercise price of $1 per share.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that further borrowings will be required, along with anticipated revenues from operations, to fund the Company's operations for the next 12 months. The Company anticipates that the required fundings to meet operating expenses will be made available by Groupe AB or Superstar, or from other sources, although there can be no assurance that the necessary funding will become available. Further, required amounts of funding will be impacted by the level of revenues achieved, particularly at Onyx Television. The Company will likely issue additional shares of its Common Stock to meet its capital requirements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held a stockholders' meeting on October 22, 1999. The following proposals were adopted by the stockholders at the meeting: (i) a proposal to ratify the terms of the arrangements between the Company and Groupe AB and Superstar, as more particularly described in "Management's Discussion and Analysis or Plan of Operations;" (ii) a proposal to reverse split the Company's outstanding common stock on a one-for-ten basis, with the Company's authorized common stock remaining at 50 million shares (thereby increasing the Company's available shares for issuance to 45,990,587 shares and allowing for the issuance of shares due to Groupe AB and Superstar upon the exercise of outstanding convertible debt); (iii) a proposal to ratify the grant of a two year warrant to purchase 1.6 million shares at $1.00 per share to an entity controlled by the Company's Chairman and CEO and the Company's Chief Operating Officer; and (iv) a proposal to elect five persons, Gilles Assouline, Michel Assouline, David Ho, Patrick Ho and Jean Francois Klein, to serve as directors of the Company until the next annual stockholders' meeting or until their respective successors are elected and qualified. See the Company's Form 8-K dated November 2, 1999, for information regarding the tabulation of the votes taken at the meeting.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                  None

                  (b) Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K, dated November 2, 1999, reporting the result of its stockholders meeting, the completion of the reverse split and certain issuances of shares of post-reverse split common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 1999.

                              CAPITAL MEDIA GROUP LIMITED

                              By: /s/ GILLES ASSOULINE
                                 -----------------------------------------------
                                 Gilles Assouline, President and
                                 Chief  Executive Officer

                              By: /s/ STEPHEN COLEMAN
                                 -----------------------------------------------
                                 Stephen Coleman, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
  27        Financial Data Schedule