Form 10KSB
period 1999-12-31
CAPITAL MEDIA GROUP LTD
filed 2000-04-14
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended DECEMBER 31, 1999


    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the transition period from __________________________________

                           Commission File No. 0-21051

                           CAPITAL MEDIA GROUP LIMITED
                     ---------------------------------------
              (Exact name of small business issuer in its charter)


           Nevada                                        87-0453100
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

      2 Rue du Nouveau Bercy
     94220, Charenton, France
---------------------------------          ------------------------------------
(Address of principal executive offices)                (Zip Code)

                               011-33-1-43-53-6999
                             -----------------------
                           (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ ]

State Company's revenues for its most recent fiscal year: $2,728,971

Because there is only a limited market for the Company's Common Stock (the "Common Stock"), the aggregate market value of the voting stock held by non-affiliates of the Company cannot be determined with accuracy. As of April 13, 2000, there were 29,373,251 shares of the Common Stock issued and outstanding, of which 3,686,651 shares were owned by non-affiliates of the Company.

The following documents are incorporated by reference:          None.

Transitional Small Business Disclosure Format.  YES ____        NO   X
                                                                    ---

                                     PART I


ITEM 1.                 DESCRIPTION OF BUSINESS

GENERAL

             THE STATISTICAL AND OTHER INFORMATION CONTAINED IN THIS SECTION HAS BEEN DERIVED FROM KABEL & SATELLIT, A PUBLICATION IN GERMANY FOCUSING ON THE CABLE AND SATELLITE INDUSTRY. WE ALSO RECEIVE INFORMATION FROM DEUTSCHE TELEKOM, PRIVATE CABLE OPERATORS, SATELLITE OPERATORS AND EUTELSAT SUPPORTING OUR DISTRIBUTION AND MARKET INFORMATION.


             Capital Media Group Limited ("us," "we" or the "Company") primary business is the broadcasting operation of Onyx Television, which operates an advertising supported music and entertainment television station in Germany dedicated to adults. Onyx Television commenced broadcast operations in January 1996. Onyx's broadcasting signal is currently received in approximately 11.0 million cable homes in Germany and an indeterminate number of satellite homes (currently estimated to be approximately 2.5 million) in Germany, France, Italy and other surrounding countries. We operate Onyx Television in a strategic alliance with our majority stockholder, Groupe AB, S.A., a large French television production company. Groupe AB provides Onyx Television with significantly all of Onyx Television's broadcasting requirements.

         We also have interests in three other businesses: (1) Pixel, which specializes in computer graphics and 3D animation for TV packaging, digital broadcasting and special effects; (2) TopCard, a software development business which is engaged in the development of mass traffic and E-banking applications based upon smart card, E-payment technology (including secured authentication Internet access and hybrid, contactless and infra-red smart-card technology) and
(3) Unimedia, which intends to develop a software platform for E-commerce online entertainment.

ONYX TELEVISION

             FREE ANALOG TELEVISION

             Onyx develops, acquires and exhibits on its network a variety of music videos, interviews and topical specials. Programming focuses on a distinctive mix of jazz, blues, classical, country and popular German music, and current and recurrent pop and rock. Programs are acquired from a variety of sources or produced internally. Acquired programming includes music videos, concert footage and other live performance material. Record companies and the music industry supply this programming to Onyx for a variety of fees ranging from nominal handling charges for videos to negotiated license fees for live footage. Onyx's internal productions include interviews and topical specials that range from profiles of specific artists to genre defined shows such as JAZZ ONYX, ONYX COUNTRY CLUB, JUKEBOX (a slot for music programmed by the viewers), ONYX VOYAGE and ONYX OVERTURE (classical). Onyx also broadcasts infomercials (teleshopping) on its television station.

             We are in the process of broadening the focus of Onyx Televison's programming format to increase our viewing audience. Our music only format is being transformed into "music entertainment" programming. While music will likely remain the core element of our programming, we intend to include movies, moderated shows, financial news, additional teleshopping, thematic shows (fashion, modern art, erotic, comedy) and documentaries in our daily programming.

             Our new programming will maintain our high quality content and technical presentation. We expect to work with Groupe AB in developing programming that attracts new viewership and increases the frequency of viewing for our current audience. We also plan to use Onyx Television's website to assist in introducing our new programming.

             DIGITAL TELEVISION

             In September 1999, Onyx Television received a license from German media authorities to broadcast five channels on the German digital cable network. We intend to offer premium programming alternatives on these channels in conjunction with Groupe AB, which was awarded an additional seven channels. These "pay" channels will offer our target audience flexibility and options to meet their viewing preferences.

             We expect to use Onyx Television's "free" cable programming and its website to promote our digital channels and educate our target audience on new viewing possibilities. We will work in conjunction with Groupe AB to develop our digital subscriber-based programming. We intend to utilize Groupe AB's digital platform for transmission on the German digital cable network.

             Although we have received a license for channels on the German digital cable network, we must still negotiate with German cable networks to include our channels on their cable. We expect to bundle our channels with digital channels offered by Groupe AB in order to present a more attractive programming package for cable networks. The terms of our relationship with Groupe AB regarding this programming has not yet been determined.

             "Pay" television programming has only recently been introduced to German television. We cannot assure you that this type of programming will be accepted by the German viewing market.

             ONYX WEBSITE AND E-COMMERCE STRATEGY

             We are dedicated to making Onyx Television's website (www.onyx-tv.de) an integral part of our business. We view the Internet as a potential source of revenue and additional marketing. Through enhancements of our websites entertaining format, we are seeking to transform this website into an online extension of Onyx Television's currently available services. Our website is currently totaling approximately 30,000 hits per month.

             Our website serves as a natural promotional source for our free cable programming and will, in the future, promote our subscriber-based services. We are able to offer online previews, reviews and scheduling for our programming. As our website usage increases, we intend to try to build an online community with brand loyalty.

             Our goal is to develop creative interactive links that cater to the interests and preferences of our target audience. We have intensified our search for e-commerce partners. Our e-commerce strategy will focus on the establishment of an "on demand format." Books, CDS, DVDs, videos, entertainment tickets and travel services can be marketed on our website to our target audience. We believe the sale of these products to attract advertisers and sponsors. We also intend to make entertainment news and information instantly available.

             In February 2000, Onyx entered into a letter of intent with NetCologne, a local cable operator, to jointly develop and experiment with broadband interactive programs on-air, such as the "Onyx Jukebox."

             TARGET MARKET AND DISTRIBUTION

             Our target audience in Germany for Onyx's programming is adults in the 20 to 55 year old age group. The target audience is believed to be one of the largest demographic segments in Germany. At present, we believe that our target audience is comprised of an estimated 35 million people, equating to approximately 40% of the population. We believe that the members of our target audience watch more television than any other demographic group in Germany. We also believe that the purchasing power of our target audience is often high, which we believe will attract advertisers in the future for our programming.

             Germany is the largest cable television market in Europe, with a population of over 82 million people and approximately 33.0 million households. Cable television distribution systems covered approximately 24.0 million homes and served approximately 18 million cable subscribers as of June 30, 1999. The German cable television market is substantially built-out. As of December 31, 1998, cable television systems covered approximately 75% of the households in Germany. Additionally, as of June 30, 1999, Germany had approximately 11.5 million homes served by direct- to-home satellite-delivered television services and satellite master antenna television systems.

             As of December 31, 1999, Onyx's broadcast signal was distributed to approximately 11 million cable homes in Germany, compared to 6.7 million homes as of August 31, 1997. In addition, Onyx's signal is received by an indeterminate number of homes in Germany (currently estimated to be approximately 2.5 million) which are covered by direct-to-home satellite systems.

             Television is the fastest growing media in Germany, with advertising revenues having increased from DM 1.4 billion ($0.9 billion) in 1984 to DM 16 billion ($7.7 billion) in 1999 and now represents approximately 43% of total German advertising revenue. In comparison, press advertising now represents approximately 49% of that total. Cable and satellite television programming's share of television advertising revenue has increased to approximately 90% since its introduction in Germany in 1984.

             ADVERTISING REVENUE

             Primarily all of Onyx Television's current revenues come from the sale of spot advertising time and from teleshopping. In addition to providing access to cable households in general, we believe that Onyx Television will in the future be attractive to advertisers because it offers one of the most cost effective means of reaching our target audience. We believe that distribution capacity, marketing and audience awareness, relying on an effective advertising sales force, are key to achieving success in the advertising sales market.

             In August 1998, Onyx entered into an agreement with a large independent media company in Germany to act as Onyx's sales agent in Germany. Under the agreement, which is for a four year period, the sales agent will be paid commissions based upon the revenues derived from the commercials broadcast on the station. Onyx has also recently added an in-house sales manager to coordinate ad-sales activities, in-house marketing, sponsorship and e-business.

             The demand by advertisers for advertising time on Onyx Television, and therefore its operating results, are and will be affected in the future by general economic conditions, the demographic characteristics of the audiences viewing Onyx Television's broadcasts, the activities of its competitors, our ability to provide evidence to advertisers with regard to the size of Onyx Television's actual viewing audience, and other factors, as well as trends in the advertising industry. To date, Onyx Television has not obtained a substantial amount of advertising revenue from commercials. We cannot assure you that Onyx Television will ever achieve sufficient levels of advertising revenue to make the station profitable and cash flow positive.

             In addition to advertising, we are seeking to increase sponsorship revenue. We also expect our website to generate additional advertising revenue as it becomes more popular and we believe that the future addition of merchandise sales to our website will attract additional advertisers.

             GOVERNMENTAL REGULATION

             We must continue to obtain and maintain the approval of German Landes Medienanstalten (Local Media Authorities or "LMAs") in order to distribute Onyx Television through German cable systems. These LMAs have authority to approve programming lineups for cable systems in the 16 German regions known as "Bundeslanders." Members of the LMAs are appointed by local government. Currently, Onyx Television's channel has been granted the right or partial right to distribute programming through cable networks located in all 16 Bundeslanders in Germany.

             The number of channels available to a cable system in Germany is currently limited by analog technology to 30 to 35. The success of Onyx Television is dependent in part upon maintaining its approval and good relations with each of the LMAs who have agreed to allow broadcast of Onyx Television on their cable system (both to maintain existing distribution and to seek additional distribution on those cable systems). Because decisions on distribution are made annually by each LMA, we cannot assure you as to the distribution which Onyx Television might obtain and maintain in any year and from year to year.

             Onyx Television has recently been reissued its broadcast license in the state of Nord-Rhine Westphalia, which has allowed Onyx Television, as of October 1999, to move its headquarters to Cologne, the leading city for media business in Germany.

             In 1999, the German media authority began licensing proceedings for 70 nationwide digital cable channels. In September 1999, we received a license for five channels on the German digital cable network. We must now obtain commitments from German cable operators to provide our channels and programming. There can be no assurance that we will obtain those commitments.

             Television broadcast operations in Germany are subject to extensive government regulation. This governmental regulation controls, among other things

             o the issuance, renewal, transfer and ownership of station licenses,
             o    the timing and content of programming,
             o the timing, content and amount of commercial advertising permitted and
             o the determination of which stations will be permitted to broadcast on a particular cable system.

             Germany also has regulations requiring that a particular percentage of programming be produced or originated in local markets, which may affect us in the future. Further, Onyx Television may in the future seek to expand in other countries. This expansion may expose Onyx Television to substantial additional government regulation in these countries.

             Political initiatives which are being taken by the European Union to increase the amount of European-produced programming which is being broadcast may impact Onyx Television. These political initiatives could effect the types of programming which Onyx Television may broadcast and the costs associated with this programming. We cannot assure you as to the ultimate outcome of these matters and their effect on Onyx Television.

             The German media authorities must approve any substantial change in the ownership of Onyx Television or the ownership of its stockholders. These authorities will examine the effect of this ownership change on the ownership concentration in the overall German television industry. We have recently received approval of the increased ownership interest which has now been taken in Capital Media by Groupe AB and David Ho. The failure of the German media authorities to approve future changes in ownership would likely result in the suspension and/or revocation of Onyx Television's broadcast licenses. A suspension and/or revocation of Onyx Television's broadcast licenses would have an adverse effect on our financial condition.

             COMPETITION

             Competition is intense among companies providing programming services via cable television in Germany. Onyx Television must compete for both viewers and for the right to distribute programming over the various cable television networks throughout Germany. A number of German cable television networks provide programming designed to reach Onyx Television's target audience. The competition for viewers includes broadcast television stations, satellite and wireless programming services, radio, print media and the Internet. In connection with its music programming and teleshopping, we compete with other broadcast operators which provide similar programming, including VH-1. Many of our competitors have significantly greater resources than we do.

             Additionally, increased competition for viewers in the German cable industry may result from the availability of additional channels and programming. This availability has been made possible by technological advances, such as digital compression technology, which allows cable systems to expand channel capacity, the deployment of fiber optic cable, which has the capacity to carry a much greater number of channels than coaxial cable, and "multiplexing," in which programming services offer more than one feed of their programming. The increased number of choices available to our target audience as a result of these technological advances could impact the number of persons watching Onyx Television's programming.

             SERVICES AGREEMENT WITH GROUPE AB

             In July 1998, we entered into a two-year services agreement (the "Services Agreement") with Groupe AB under which Groupe AB provides technical services to Onyx Television, including, among other services: (1) use of a transponder aboard a satellite of the EUTELSAT type, (2) uplink facilities, (3) all transmission services to the cable head ends of each of the German cable television networks over which our programming is broadcast, and (4) use of a master control room and other transmission facilities required to operate Onyx Television. Additionally, we receive $60,000 per month in cash from Groupe AB so that we may pay the costs of transmitting our broadcast signal over telephone lines to decoders at the cable ends. In return for these services and this investment, we are obligated to issue 260,000 shares of Common Stock per month to Groupe AB (having an agreed value of $260,000).

             In that regard, effective October 1, 1998, Onyx Television's signal began to be broadcast on EUTELSAT, a digital satellite transponder used by Groupe AB, and Groupe AB commenced providing Onyx Television with an uplink facility and with the other services contemplated by the Services Agreement.

             Over the last year, our executive management has taken significant steps to reduce the costs associated with the operations of Onyx Television. The strategic alliance between Onyx Television and Groupe AB resulted in an annual saving of approximately $2.0 million in overhead expenses annually from the level of operating expenses previously incurred by Onyx in 1998. See Item 6. "Management's Discussion and Analysis or Plan of Operation."

             Our relationship with Groupe AB will also be critical to the success of our digital cable channels. We will utilize Groupe AB's digital platform for transmission on the German digital cable network. Groupe AB will continue to provide us technical assistance and guidance in the development of our digital cable operations. We also expect to bundle our channels with digital channels offered by Groupe AB in order to present a more attractive programming package for cable networks. No arrangements have been made between the Company and Group AB in that regard.

OTHER BUSINESSES

             UNIMEDIA

             On July 31, 1997, we acquired 50.3% of the outstanding Common Stock of Unimedia in exchange for 433,330 shares of our authorized but unissued Common Stock. Stockholders of Unimedia who did not participate in the first closing of the Unimedia share exchange had until September 5, 1997 to exchange their Unimedia shares for Capital Media shares and on September 5, 1997, we acquired an additional 31.3% of Unimedia's common stock in exchange for an additional 269,360 shares of our authorized but unissued Common Stock. Shares issued in the these share exchanges were valued at their fair value as of September 5, 1997 ($5.70 per share).

             At the time that we acquired an 81.6% interest in Unimedia, it was a development-stage company. Its operations mainly consisted of the development of various on-line applications.

             Unimedia also owned at that time minority equity positions in several companies which Unimedia believed had progressive Internet, smart card and advanced software technologies. Our objective was to be involved in the development of these products and future distribution while securing enabling front edge Internet technologies to acquire a competitive advantage on applications under development. To that date, its acquisition activities had been comprised principally of the acquisition of interest in companies such as ActivCard, Pixel, TopCard, Internet Way and Enanti, whose technologies included remote security and authentication technology, sales automation, Internet access and infra-red contactless Smart Card technology.

             At July 31, 1997, Unimedia: (i) held a 10% minority interest in TopCard and was seeking to acquire the remaining balance of TopCard's outstanding shares, (ii) had made a $2.5 million loan to Pixel, (iii) held a minority interest in ActivCard, S.A. ("ActivCard"), a French company that has developed remote security and authentication token technology, and was acting as a distributor of ActivCard's technology, and (iv) held a minority interest in two companies, including Enanti Corp., a Florida company with technology for Internet sales automation and contact management, and Internet Way, a French Internet service provider. Unimedia had eight employees at July 31, 1997. At the time that we acquired an interest in Unimedia, Unimedia was also in the beginning stages of seeking to develop a software platform for Internet gaming.

             Subsequent to our acquisition of an interest in Unimedia, Unimedia has acquired an additional 80% interest in TopCard and acquired 100% of Pixel Ltd., on the terms more particularly described below. Unimedia continues to run both of those companies. Unimedia has also sold its interests in ActivCard, InterNet Way, and has discontinued its involvement in distributing ActivCard's technology.

             In addition to operating TopCard and Pixel, Unimedia is continuing to pursue the development of a software platform for Internet gaming and entertainment. To date, in furtherance of this objective, Unimedia has engaged the services of a consultant, Valfab, which provides the services of Jacques Dubost, a consultant to the casino industry and the former manager of two famous casinos in Cannes, France and in Monte Carlo. Such business is extremely competitive and no assurance can be given that Unimedia will be successful in entering this business.

             PIXEL, LTD.

             On February 12, 1998, Capital Media, Unimedia, and Pixel Multimedia Ltd. consummated the transactions contemplated by an agreement executed on that date and effective as of January 1, 1998. Pixel Multimedia previously owed Unimedia $2,700,000 for loans made to Pixel Multimedia and for other expenses. As part of the transaction, Unimedia purchased the outstanding stock of Pixel Ltd., an Israeli company, from Pixel Multimedia. Pixel specializes in computer graphic and 3D animation for TV packaging, digital broadcasting and special effects. Pixel also owns a 47.5% interest in Henry Communication Ltd., a service company operated in a joint venture with Video Broadcast SB Ltd., an Israeli broadcasting company. Pixel has, in addition, a contractual relationship with Israel Cable Programming Company Ltd., providing TV packaging and animation programming for the cable operators in Israel, utilizing Pixel's digital editing systems and located in Israel Cable Programming's studio facilities. As part of the transaction, Pixel also purchased software previously developed for Unimedia by Pixel Multimedia for use in connection with the development of our and Unimedia's proposed entertainment and gaming software platform.

             The consideration provided in connection with Unimedia's acquisition of Pixel, in addition to the software described above, consisted of:
(i) forgiveness of $1.7 million of the debt owed by Pixel Multimedia to Unimedia and (ii) the assumption by Pixel (guaranteed by Unimedia and Capital Media) of Pixel Multimedia debt not exceeding $750,000 due to a financial institution. Additionally, Pixel Multimedia may receive up to 60,000 shares of Common Stock owned by Unimedia if performance objectives are achieved by Pixel. These shares have been pledged by Unimedia to the financial institution to secure Pixel's debt to the financial institution. The remaining $1,000,000 owed by Pixel Multimedia to Unimedia was to be forgiven if future performance objectives were achieved by Pixel. The Company believes that these performance objectives were not reached and that consequently the amount is still owed by Pixel Multimedia.

             Pixel is not affiliated, directly or indirectly, with Pixar, the Richmond, California digital animation studio run by Stephen Jobs.

             TOPCARD, S.A.

             On November 1, 1997, Unimedia acquired an additional 80% interest in TopCard, a French company engaged in the design and manufacture of hybrid, infra-red and contactless smart card technology for use in Mass Traffic, E-commerce and E-payment applications. Unimedia had previously owned 10% of the outstanding stock of TopCard and, after this transaction, Unimedia owns 90% of the outstanding stock of TopCard. The purchase price paid by Unimedia for the 80% interest consisted of the transfer of 45,600 shares of the Company's Common Stock owned by Unimedia to TopCard's stockholders and $150,000 in cash.

             TopCard is developing secure access smart card technology required for processing online transactions. TopCard has agreements to export its smart card technology based turnkey solutions to Russia and China for use in securing access to mobile phone applications and prepaid Internet services, respectively, and is presently in a pilot project with the European Union to develop a secure decrementing value card system (an electronic purse).

LONG TERM BUSINESS STRATEGY

             Our long term strategy is to become a leading provider in Europe of digital interactive and/or thematic multimedia entertainment programs and on-line services through conventional media, such as television and cable, and the Internet. Our future digital cable channels and the development of our website are the initial steps in implementing our strategy. We believe that over time, we will be able to maximize our opportunities by cross fertilizing the conventional aspects of our media business with our proposed new media development and activities by finding applications for programming in new arenas (such as the Internet). We also hope in the future to develop new television programming formats in order to become a company at the leading edge of the convergence between television and PC Networks.

DISCONTINUED OPERATIONS AND DIVESTMENTS

             TINERAMA

             We previously owned a 51% interest in a Luxembourg holding company, Tinerama Investment AG (TIAG), which, in turn, controlled five corporations operating a media business in Romania. In 1998, because of the extremely poor performance of Tinerama since being acquired in 1995, our Board approved a decision to sell our interest in this Romanian group for nominal consideration. The transaction was agreed to in November 1999 and closed in February 2000.

             BLINK TV

             Blink TV is a specialist TV programming vehicle which provides lifestyle programming on large video screens at UK concert events. This programming consists of music videos, style and fashion, and extreme sports, which is broadcast as a 30 minute segment immediately before live performances. Blink TV has installed video screens and projection equipment at five major UK concert venues in order to offer programming at these venues.

             We previously owned a 50% interest in Blink TV. The balance was owned by RCL Communications, Ltd. In December 1999, we sold our 50% interest in Blink to RCL for a nominal sum and converted our (pound)130,000 (approximately $200,000) of existing loans to Blink into new redeemable equity. Following this change we own approximately 19% of Blink, and, if successful in the future, Blink will be obligated to repay the monies we converted into equity back to us. There can be no assurance that this will ever occur.

PERSONNEL

             At December 31, 1999, we employed 42 persons, 24 of whom were employed by Onyx Television, 18 of whom are employed by CMG, Unimedia, Top Card and Pixel, and four of whom were employed in administrative, financial and managerial positions on behalf of the combined operation.

ITEM 2.                 PROPERTIES

             Our Chairman resides in France and our headquarters are temporarily located in France. We intend to organize a French branch, CMG France, to operate as a party to our activities in France and to serve as a temporary administrative agent for us in France until such time as we relocate our headquarters.

             CMG France, when organized, will share office space with Unimedia (Unimedia has entered into an agreement with us to allocate office space and office costs among the two companies). Unimedia leases office space in Charenton, France.

             Onyx Television leases administrative offices in Cologne, Germany. TopCard leases office space in Aix-en-Provence, France and Pixel leases offices in Tel Aviv, Israel. For information regarding our financial obligations under its leases, see Note 10 to Notes to Consolidated Financial Statements.

ITEM 3.                 LEGAL PROCEEDINGS

             In June 1997, a former managing director of Onyx Television whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action which it took with respect to this employee was lawful and in July 1998, the court ruled in favor of Onyx Television. The plaintiff appealed against this ruling and has claimed DM168,000 ($86,000) in respect of his 1997 salary. The court is now considering new evidence put forward by Onyx and the next hearing is scheduled in April 2000. Onyx Television believes that it has valid defenses to this claim. However, we cannot assure you as to the outcome of this matter.

             In May 1998, TV Strategies, a Dallas based television services company, obtained a default judgment against Onyx Television for DM300,000 ($154,000), plus interest, relating to services which TV Strategies alleged that they provided to Onyx. In March 1999, the default judgment was set aside by the Texas Appeals Court. In February 2000, Onyx agreed to pay $120,000 in full settlement of the dispute.

             Unimedia has three minority stockholders (Oradea Inc., represented by its chairman, Alfonso Lodolo D'Oria, Roland Pardo and Atlas Investments) who have previously advised Unimedia that they do not believe that the summer 1997 reorganization of Unimedia with us was in the best interest of Unimedia and its stockholders. Oradea, Lodolo and Pardo have brought numerous legal actions against Unimedia and/or its management (which is also now, in part, the senior executive management of Capital Media) contending that the past and future activities of Unimedia are not in the best interest of Unimedia's stockholders and were not being engaged in for the benefit of Unimedia and its stockholders. To date, such suits have not been successful. In addition, the French courts have to date rejected all requests to appoint experts in judgment to review Unimedia's management's actions.

             Oradea, Pardo and Atlas Investments had also taken action through the courts in France and Israel to attempt to safeguard their potential rights over assets of Unimedia in order to secure payment of their unsecured loans due from Unimedia. See Note 8 of Notes to Consolidated Financial

Statements. Unimedia complied with the French court ruling and repaid the loans in full by July 1999. Unimedia is preparing actions against Oradea, Pardo and Atlas Investments for damages which it believes have been caused by reason of their inappropriate actions against Unimedia.

             Oradea, Lodolo and Pardo recently commenced actions through the courts in the UK against Montague Koppel, the father of Charles Koppel, the Company's former chairman, and Gilles Assouline with respect to their investments in Unimedia representing $1 million in the aggregate. They are claiming damages and interest in the range of $1 million under the assumption that their Unimedia shares are worthless. The Company and Unimedia are not parties to these suits but we may have an obligation to indemnify Mr. Assouline for any liability as to which he may be subject. We believe that Mr. Assouline has valid defenses to this claim. We, however, cannot assure you as to the outcome of this matter.

             In July 1999, we received a letter from Gilles Assouline, our Chairman, President and CEO, Anne-Marie Assouline (the wife of our chairman), and an entity controlled by Mr. and Mrs. Assouline, Diamond Productions, alleging claims under the Agreement and Plan of Reorganization, dated March 4, 1997, as amended, between Capital Media, Unimedia, S.A. and certain of the stockholders of Unimedia. Additionally, on July 30, 1999, two of our directors notified Diamond, Gilles Assouline and Michel Assouline (our Vice President and
COO), that we were asserting a protective claim against each of them under the Unimedia agreement until the claims raised in the letter can be considered.

             After consideration of these matters, our Board and the claimants concluded that these disputes held the potential of dragging us into substantial and damaging litigation. As a result, the Board and the claimants determined that our best interests would be served by resolving these issues at this time. To accomplish this purpose, on September 22, 1999, we entered into a settlement agreement with Diamond, Gilles Assouline, Michel Assouline and Anne-Marie Assouline under which the asserted claims were withdrawn and we and the Assoulines exchanged mutual releases. As part of the settlement, we also provided the Assoulines with a full indemnity for all claims which may arise in the future from third parties relating to the Unimedia share exchanges and with a general release through the date of the settlement agreement.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At a meeting held on October 22, 1999, the Company made the following proposals to its stockholders: (i) a proposal to ratify the terms of the arrangements between the Company and Groupe AB and Superstar as more particularly described in Item 6. "Management's Discussion and Analysis or Plan of Operation;" (ii) a proposal to reverse split the Company's outstanding Common Stock on a one-for-ten basis, with the Company's authorized Common Stock remaining at 50 million shares (thereby increasing the Company's available shares for issuance to 45,990,587 shares and allowing for the issuance of shares due to Groupe AB and Superstar upon the exercise of outstanding convertible debt); (iii) to ratify the grant of a two year warrant to purchase 1.6 million shares at $1.00 per share, to an entity controlled by both the Chairman and Chief Executive Officer of the Company; and (iv) to elect six persons to serve as directors of the Company until the next annual stockholders' meeting or until their successors are elected and qualified (the "Proposals").

             Our stockholders approved all of the Proposals. The one-for-ten reverse stock split of our outstanding Common Stock was effected at 12:01 a.m. on October 27, 1999. Our authorized Common Stock remained at 50 million shares after the reverse stock split.

                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

TRADING MARKET FOR THE COMPANY'S SECURITIES

             Our Common Stock was quoted on the NASDAQ Small Cap Market under the symbol "CPMG" from July 1996 until June 8, 1998, when our Common Stock was delisted from the NASDAQ Small Cap Market. After that date, until November 17, 1998, our Common Stock was only listed in the pink sheets published by the National Quotations Bureau. On November 17, 1998, our Common Stock began to be quoted on the Bulletin Board maintained by the NASD. We do not believe that there is an active trading market for our Common Stock at this time.

             The following table sets forth, for the calendar quarters indicated, the range of high and low closing bid prices per share of our Common Stock. The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs on any closing commission to the broker dealer. The prices do not necessarily reflect actual transactions.


                                                         High           Low
                                                         ----           ---
1997
----
First Quarter                                           37.50          16.25
Second Quarter 1997                                     19.38          11.25
Third Quarter                                           16.25           5.63
Fourth Quarter                                          10.31           2.50

1998
----
First Quarter                                            6.56           3.13
Second Quarter                                           6.25           3.13
Fourth Quarter (commencing November 17, 1998)            6.56           2.50

1999
------
First Quarter                                            1.87           1.56
Second Quarter                                           1.72           1.41
Third Quarter                                            1.72           1.41
Fourth Quarter                                           2.50           0.50

2000
----
First Quarter                                            3.125          1.875
Second Quarter (to April 10, 2000)                       2.50           2.187
                                       14

            As of the date of this Form 10-KSB, we had approximately 319 stockholders of record. Additionally, we had at that date an indeterminable number of stockholders who owned their shares in street name through brokerage firms.

            Since our Common Stock is no longer quoted on the NASDAQ SmallCap Market, the Common Stock has become subject to certain regulations of the Securities and Exchange Commission which impose sales practice requirements on broker-dealers because the Common Stock has a market price of less than $5.00 per share. For example, broker-dealers selling our securities, are required, before effecting any transaction, to provide their customers with a document which discloses the risks of investing in the Common Stock. Furthermore, if the person purchasing our securities is someone other than an accredited investor or an established customer of the broker- dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risks of transactions in our securities, which could limit the number of potential purchasers of our securities. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock.

COMMON STOCK PURCHASE WARRANTS

            At the date of this Form 10-KSB, we had the following warrants to purchase common shares outstanding:


DESCRIPTION                                                               NUMBER
-----------                                                               ------
Warrants to purchase Common Stock at $40.00 per share                    633,914
Warrants to purchase Common Stock at $31.25 per share                     51,119
Warrants to purchase Common Stock at $25.00 per share                    129,767
Warrants to purchase Common Stock at $1.00 per share                   6,137,339

All of the outstanding warrants will expire on or before January 19, 2003. The warrants listed above do not include warrants and options issued to our directors, executive officers and employees for their service to the Company.

Until September 19, 2000, holders of our warrants with an exercise price of $25, $31.25 and $40 per share, have the right to exercise their warrants and receive two shares of Common Stock at an exercise price of $3.00 per share. If the holders of our outstanding warrants do not exercise this right, these warrants will remain outstanding on their original terms until their expiration date.

we have offered one of our warrant holders, Auric Investments Limited, the right to subscribe to purchase 156,416 shares of Common Stock on the basis of two shares for each of the 78,208 warrants which they hold, but at an exercise of $2.00 per share. Auric was granted this lower price due to the assistance which they provided to us in helping us to obtain a quotation on the Bulletin Board maintained by the NASD.

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


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION

             THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THE NOTES THERETO. THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN THIS FORM 10-KSB THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE ARE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THE ABILITY OF THE COMPANY TO MAINTAIN OR INCREASE THE DISTRIBUTION OF ONYX TELEVISION ON GERMAN CABLE SYSTEMS, THE ABILITY TO INCREASE ONYX TELEVISION'S ADVERTISING REVENUES, CHANGES IN COSTS OF PROGRAMMING, AND MATTERS RELATING TO ONYX TELEVISIONS' RELATIONSHIP WITH THE GERMAN MEDIA AUTHORITIES HAVING JURISDICTION OVER ONYX TELEVISION, AS WELL AS GENERAL MARKET CONDITIONS AND COMPETITION. FUTURE EVENTS AND ACTUAL RESULTS, FINANCIAL AND OTHERWISE, COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS HEREIN. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THESE ASSUMPTIONS COULD BE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

             GENERAL

             The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Capital Media (UK) Limited ("CM(UK)"), and Onyx Television GmbH ("Onyx"), together with the Company's 81.6% owned subsidiary Unimedia SA ("Unimedia") and Unimedia's wholly owned subsidiary, Pixel Limited ("Pixel"), and its 90% owned subsidiary TopCard SA ("TopCard"). All intercompany accounts and transactions have been eliminated in consolidation. Pixel's 47.5% interest in Henry Communications Limited ("Henry"), have been accounted for using the equity method, after the elimination of all significant intercompany balances and transactions.

            During 1998 and 1999, we issued a significant amount of debt convertible into common stock at $1.00 per share (substantially all of which was converted into common stock on October 27, 1999). We also have issued a substantial number of warrants to purchase shares of common stock at $1.00 per share. Our Board, when determining to issue this debt and to issue these warrants, concluded that the conversion price of such debt (and the exercise price of these warrants) was the fair value of our common stock at the date of grant. While our common stock is quoted on the Bulletin Board maintained by the NASD, there is currently only a limited market for our common stock, and no opinion on the valuation of our common stock has been obtained from a third party. While we believe that the fair value of our shares was equal to the price at which we issued our convertible debt, if it were to be later determined that the fair value of our common stock on the date of these transactions was greater than $1.00 per share when such convertible debt (and such warrants) were issued, the difference between the fair market value of such shares and $1.00 per share would be a charge against our operations.

             Tinerama Investment AG ("Tinerama"), a 51% owned subsidiary which was treated as a discontinued operation in 1998 was sold in 1999. CM(UK)'s 50% interest in Blink TV Limited ("Blink") was sold in 1999. Neither of these former investments are consolidated in 1999.

SELECTED FINANCIAL DATA

             THE FOLLOWING INFORMATION HAS BEEN DERIVED FROM THE FINANCIAL STATEMENTS OF THE COMPANY. THE FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998 INCLUDED ELSEWHERE HEREIN HAVE BEEN AUDITED BY PRICEWATERHOUSECOOPERS, INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND "MANAGEMENT'S DISCUSSION AND ANALYSIS," WHICH ARE INCLUDED ELSEWHERE IN THIS FORM 10-KSB.




                                                             FISCAL YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                                   1999          1998
                                                             ------------     ------------
STATEMENT OF INCOME DATA:                                           $              $
Operating Revenues .........................................     2,728,971      2,468,490
Operating Costs:
     Staff costs ...........................................     2,469,286      2,765,239
     Depreciation and amortization .........................     1,089,381      1,410,697
     Other Operating expenses ..............................     6,673,502      9,145,292
                                                               -----------    -----------
             Total Operating Costs .........................   (10,232,169)   (13,321,228)
Operating Loss .............................................    (7,503,198)   (10,852,738)

Equity in net losses in investment in net loss of affiliates        (8,075)      (150,808)
Financial income (expense net) .............................    (8,980,325)       970,407
Other income (expense) .....................................     1,808,895       (465,696)
                                                               -----------    -----------
Loss from continuing operations before taxation ............   (14,682,703)   (10,498,835)
Tax provision (credit) .....................................        57,727         41,552
                                                               -----------    -----------
                                                               (14,624,976)   (10,457,283)
                                                               -----------    -----------
Discontinued operations loss ...............................          --         (308,532)
Minority interest ..........................................          --           (1,732)
                                                               -----------    -----------
Net Loss ...................................................   (14,624,976)   (10,767,547)
                                                               ===========    ===========
Net loss Per share for continuing operations................
            basic                                              ($     1.90)   ($     2.61)
                                                               ===========    ===========
            diluted                                            ($     1.90)   ($     2.61)
                                                               ===========    ===========
Net loss per share including discontinued operations.........
            basic                                              ($     1.90)   ($     2.69)
                                                               ===========    ===========
            diluted                                            ($     1.90)   ($     2.69)
                                                               ===========    ===========
Weighted Average Shares Outstanding - basic ................     7,707,446      4,009,413
                                                               ===========    ===========
Weighted Average Shares Outstanding - diluted ..............     7,707,446      4,009,413
                                                               ===========    ===========


                                                                               December 31,
                                                                      ------------------------------
                                                                         1999              1998
                                                                     -----------       -------------
BALANCE SHEET DATA:
Working Capital/(Deficit)...................................         (5,034,416)       $(20,607,970)
Total Assets................................................          5,085,093           6,608,642
Total Liabilities...........................................         (6,710,275)         23,440,814
Minority Interest...........................................            402,477             404,209
Stockholder's Equity/(Deficiency in Net Assets).............         (2,027,659)        (17,236,381)


RESULTS OF OPERATIONS

            YEAR ENDED DECEMBER 31, 1999 AND 1998

            Operating revenues for the year ended December 31, 1999 were $2.73 million, an increase of $261,000 compared to operating revenues of $2.47 million for 1998. This increase in operating revenue from period to period was largely attributable to an increase of $1.06 million at Onyx, while operating revenues of both TopCard and Pixel decreased $541,000 and $243,000, respectively, as compared to 1998.

            Total revenues at Onyx Television in 1999 totalled $1.82 million, an 139% increase of $1.06 million over revenues of $0.76 million in 1998. Onyx management firmly believes that its strategic alliance agreement with Groupe AB, together with changes in local regulations effective in 1999, has increased network distribution. Onyx management also firmly believes that the appointed media agency has proved extremely positive and believes that Onyx should be able to substantially increase the development of its revenue over the next year.

            The German media authorities have officially confirmed that Onyx's rating in Germany is ahead of its two main competitors VH-1 and VIVA 2 and it is anticipated that Onyx's distributions will increase further during 2000. At the present time, Onyx Television reaches approximately 11 million cable homes and an indeterminable number of direct satellite homes, currently estimated at 2.5 million, in Germany.

            Operating costs, including staff costs, depreciation and amortization totaled $10.23 million for fiscal 1999 compared to $13.32 million for fiscal 1998. As stated above, the net decrease in operating costs is primarily indicative of the cost reductions made across all the group operations but specifically at Onyx where operating costs were reduced by $1.64 million to $6.60 million in fiscal 1999, compared to $8.24 million for 1998.

            Depreciation and amortization for fiscal 1999 was $1.09 million compared to $1.41 million for fiscal 1998.

            The increase in financial expense related to higher interest expense of $4.27 million for fiscal 1999, compared to $1.29 million for fiscal 1998. This is due to the substantial increase in loans received over the year. At the Stockholder's Meeting held on October 22, 1999, a resolution was approved which ratified the terms of the agreement between the Company and Groupe AB and Superstar. See Item 4. "Submission of Matters to a Vote of Security Holders." Consequently, loans of $17.95 million and accrued interest of $4.65 million were converted into equity. In addition, financial expense includes a charge in respect to the foreign exchange losses of $4.71 million for fiscal 1999, as compared to a credit of $2.25 million for fiscal 1998. The foreign exchange losses arise from changes in currency exchange rates at December 31, 1999 compared to exchange rates at December 31, 1998.

            As a result of the above factors, the Company had a loss from continuing operations of $14.62 million for the year ended December 31, 1999, an increase of $4.17 million, from $10.46 million for the same period in 1998.

            TopCard reported a net loss of $255,000 in 1999, compared to a loss of $230,000 for the same period in 1998. TopCard's activity in 1999 has been primarily new development, which it expects to be completed by mid 2000. Pixel reported a reduced profit of $20,000, for 1999 compared to a profit of $112,000 for 1998. Henry, its 47.5% owned subsidiary recorded a new share of loss of $4,000 compared to a loss of $74,000 recorded for the corresponding period in 1998. Henry is accounted for on an equity basis.

            Following the decision of our Board in 1998 to dispose of Tinerama, the sale of the investment was agreed to in 1999 and closed in February 2000. Similarly, our 50% shareholding in Blink was sold to the other joint shareholder of Blink for a nominal sum and the existing loan made to Blink was converted into a new form of redeemable equity. We now own an investment of approximately 18% of Blink, and if successful in the future, Blink will be obligated to repay these monies converted back to us.

            The net loss per share for fiscal 1999 (basic and diluted) was $1.90, compared to a net loss per share (basic and diluted) of $2.69 for fiscal 1998. Weighted average shares outstanding basic and diluted were 7,707,446 for 1999 compared to 4,009,413 for 1998. As described in the Notes to the Financial Statements, a Stockholder's Meeting was held on October 22, 1999, wherein it was resolved to effect a reverse split of the Company's authorized capital on a one new share for ten existing shares. Accordingly, all references to the Company's shares of Common Stock are on a post split basis. The authorized capital of the Company remains at 50,000,000 shares of Common Stock.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            GENERAL

            The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, we have financed our capital requirements through sales of our equity securities and through debt financing. Since inception through December 31, 1999, we have incurred an accumulated deficit of approximately $62.9 million, principally related to the launch and operation of Onyx Television. At December 31, 1999, we had a negative working capital of $5.0 million and a negative net worth of $2.0 million.

            INSTAR LOAN

            In October 1996, our UK subsidiary, Capital Media (UK), entered into an agreement to borrow $2.0 million (the "Instar Loan") from Instar Holdings, Inc. ("Instar") to fund our working capital requirements. Interest was payable monthly on the Instar Loan, at the rate of 2% above Lloyds Bank base rate until December 31, 1997 and 13% per annum thereafter. The Instar Loan was guaranteed by Capital Media and Onyx Television and was secured by a charge on all of Capital Media (UK)'s assets and a pledge of the stock of Capital Media (UK). Additionally, this same collateral was simultaneously pledged to support the guaranty by Universal Independent Holdings Limited ("Universal") of Onyx Television's transponder lease.

            On July 21, 1999, Capital Media and Instar settled this loan (the "Instar Settlement"). Under the Instar Settlement, we paid Instar $2.2 million and issued to them 200,000 shares of Common Stock. As part of the settlement, Universal agreed that Capital Media shall no longer be liable to it regarding its guaranty of the transponder lease. Additionally, as part of the settlement:
(i) the liability of Latitude Investments, Ltd. ("Latitude") to Capital Media has been extinguished; (ii) Capital Media and Instar, Universal and Latitude have entered into mutual releases regarding their respective obligations in connection with these matters, and (iii) we and Charles Koppel, our former Chief Executive Officer, have entered into a mutual general release. As part of the settlement, Instar and Universal have released their charges against Capital Media (UK)'s assets and the stock of Capital Media (UK).

            EQUITY OFFERINGS BY CAPITAL MEDIA

            In 1995, our founders organized Excalibur Communications Limited (n/k/a (Capital Media (UK)) to develop Onyx Television and to own an interest in Tinerama Investment AG. In December 1995, our founders exchanged their shares in Excalibur for shares of Common Stock. Simultaneously, in late 1995 and early 1996, we raised net proceeds of $14.4 million in a private placement of our securities.

            On March 3, 1997, we closed a private placement in which we raised net proceeds of $5.85 million. The funds from this placement were used to fund the continuing operation of Onyx Television and for general corporate purposes. We issued an aggregate of 1.2 million shares of Common Stock in this private placement ($5.00 per share), including 400,000 shares of Common Stock subscribed by Unimedia, S.A. At the time of this private placement, Unimedia was not an affiliate of Capital Media.

            On June 25, 1997, we accepted a subscription for $4.0 million from Unimedia. In this subscription, we agreed to issue an aggregate of 701,754 shares of Common Stock at a purchase price of $5.70 per share. On June 30, 1997, $1,500,000 of the proceeds of the subscription was received by Capital Media and the balance of $2,500,000 was released to Capital Media from escrow on July 31, 1997, simultaneously with the closing of the share exchange between certain of the stockholders of Unimedia and Capital Media, as described below. In connection with this private placement, we paid Unimedia a fee of $240,000, which was netted against the purchase price of the shares. At the time of this private placement, Unimedia was not our affiliate.

            Simultaneously with and immediately after this placement, Unimedia transferred 610,914 of our shares which it owned to eight investors at prices ranging from $5.70 to $7.50 per share. One of these investors was an entity controlled by David Ho, who at the time of this transaction was not an affiliate of Capital Media. That entity, Unbeatable Investments Limited, acquired 438,596 of these shares. None of the other investors who purchased shares from Unimedia at this time were affiliates of Capital Media or Unimedia. In connection with the transfer of these shares, Unimedia paid a fee to Valfab for its services in connection with introducing Unimedia to certain of these investors. The fee consisted of $195,000 in cash and 10,666 shares of our Common Stock owned by Unimedia.

            On July 31, 1997, we acquired 50.3% of the outstanding common stock of Unimedia in exchange for 433,300 shares of Common Stock. Stockholders of Unimedia who did not participate in the first closing of the Unimedia share exchange had until September 5, 1997 to convert their Unimedia securities into shares of Common Stock and on September 5, 1997, we acquired an additional 31.3% of Unimedia's common stock in exchange for an additional 269,360 shares of our Common Stock. Shares issued in the Unimedia share exchange were valued on our books at $5.70 per share. We acquired Unimedia based on our belief that the merged entity would cross fertilize Internet development activities and television distribution in order to poise Capital Media at the convergence of thematic entertainment television and the Internet. Additionally, Unimedia and investors identified by Unimedia provided significant financing for use in our business.

At the time of the closing of the Unimedia share exchange, Unimedia held 490,840 shares of our Common Stock. Subsequent to the closing of the Unimedia share exchange, Unimedia has transferred 324,048 of these shares to investors in several private transactions, as follows:



TRANSFEREE                                                                           SHARES
                                                                                   TRANSFERRED

Transferees not affiliated with Capital Media and Unimedia.................          124,448
Stockholders of TopCard(1).................................................           45,600
Gralec Establishment(2)....................................................          154,000
                                                                                     -------
                                                                                     324,048
                                                                                     =======


            (1) Shares were transferred to the stockholders of TopCard in connection with Unimedia's acquisition of 80% of TopCard's outstanding shares. None of the TopCard stockholders were affiliates of Capital Media or Unimedia at the time that these shares were transferred to the stockholders of TopCard.

            (2) During the first half of 1998, Unimedia transferred 154,000 shares of our Common Stock to Gralec Establishment for an aggregate purchase price of $500,000. We have registered the shares of Common Stock transferred to Gralec, pursuant to a registration rights agreement. We, however, failed to register the Common Stock by November 30, 1999, as required under the registration rights agreement. In order to extend the period during which registration of the Common Stock could be completed, we agreed to (i) sell Gralec Establishment 220,000 shares of Common Stock for a purchase price equal to the net proceeds from the sale of certain shares held by Unimedia (50,000 ActivCard shares), and (2) grant Gralec Establishment an option to purchase 600,000 shares of our authorized but unissued Common Stock at an exercise of $1.00 per share for a period of eighteen (18) months. These additional shares and shares underlying the option have also been registered. On January 19, 2000, all shares and options granted to Gralec were effectively registered and the eighteen month exercise period for the options started on February 19, 2000.

            These transfers were effected to raise funds for Capital Media's and Unimedia's operations and to complete the acquisitions of TopCard and Pixel.

            As of the date of the Form 10-KSB, Unimedia continues to own 166,791 shares of our Common Stock, including 60,000 shares which have been pledged by Unimedia to Bank Hapoalin to secure Unimedia's guarantee to that bank of certain indebtedness of Pixel.

            Our short term funding requirements were also met during the fourth quarter of 1997 through direct private placements by Capital Media to four non-U.S. investors of an aggregate of 79,333 shares of our Common Stock (raising $586,000 at prices between $6.00 and $7.50 per share).

            FUNDS BORROWED SUBSEQUENT TO THE UNIMEDIA SHARE EXCHANGE FROM DAVID HO AND GROUPE AB

            In September 1997, Capital Media (UK) borrowed $500,000 of short term working capital from Unbeatable, an entity controlled by David Ho. The debt was payable with interest of 10% per annum in April 1998 and was convertible into shares of Common Stock at the rate of $5.70 per share.

            On January 9, 1998, Capital Media (UK) borrowed an aggregate of $1,250,000 from Superstar Ventures Limited, which is also controlled by Mr. Ho. Such loan was evidenced by two 13% Convertible Secured Promissory Notes in the original principal amounts of $750,000 and $500,000, respectively. Of the aggregate proceeds, $500,000 was used to replace a loan previously made to Capital Media (UK) (see above) by Unbeatable. The notes bore interest at the rate of 13% per annum and were convertible into shares of Common Stock on the basis of one share of Common Stock for each $5.00 of outstanding principal and accrued interest on the notes; provided, however, that the notes were not to be convertible until we had held a stockholders meeting to increase our shares available for issuance to allow for conversion of the notes. The notes were due and payable on March 31, 1998 and were secured by the same collateral securing the Instar loan, as well as by pledge of our 81.6% interest in Unimedia.

            David Ho received a fee of 20,000 shares of Common Stock for arranging the original loan made by Unbeatable and a fee of 40,000 shares of Common Stock for arranging the January 1998 Superstar loan.

            On March 23, 1998, Groupe AB made available to us a line of credit pursuant to which we borrowed $2,000,000. Outstanding principal and accrued interest of 13% per annum was originally due and payable on December 31, 1998. As further consideration for granting the line of credit, Groupe AB was granted the right, until March 31, 2000, to purchase shares of our authorized but unissued Common Stock at a $2.00 per share. On March 25, 1998, Superstar loaned Capital Media an additional $400,000, payable on the same terms as the line of credit made available by Groupe AB.

            In August 1998, we entered into agreements with Superstar and Groupe AB pursuant to which Superstar agreed to make available $5.0 million and Groupe AB agreed to provide cash and services aggregating $6.64 million ($400,000 in cash which was payable to Capital Media in August 1998 and $6.24 million in services over a two year period). Such funding was initially in the form of debt (bearing interest at the rate of 13% per annum), but was automatically to be converted into equity at the rate of $1.00 per share following approval by our stockholders of an increase in our Common Stock available for issuance.

            In December 1998, when we did not meet our contractual obligation to hold a stockholders' meeting to obtain an increase in Common Stock available for issuance by November 30, 1998, Superstar and Groupe AB demanded that we: (i) reduce the conversion price on all of the outstanding convertible debt of Capital Media which they held to $1.00 per share; and (ii) that we pay a penalty of 2% of the outstanding principal amount of the loans (payable in shares at $1.00 per share) for each month during which we did not hold our special stockholders meeting. On December 18, 1998, the Board agreed to these changes. Superstar and Groupe AB also agreed, as part of the amendment to the terms of their loans, that all of the convertible debt which they then held would automatically convert into Common Stock upon the approval by our stockholders of an increase in our shares of Common Stock available for issuance.

            In March 1999, Groupe AB agreed to fund an additional $6.0 million to Capital Media for working capital, including the funds required to complete the settlement of the Instar loan. Such amount was to be funded over a one year period and would automatically convert into Common Stock at $1.00 per share.

            In May 1999, Groupe AB and Superstar made a loan to Capital Media in the aggregate amount of $300,000, the proceeds of which were used to fund the settlement of the Fontal loan. The loan is due in two years and bears interest at the rate of 10% per annum. In connection with the loan, Capital Media granted the lenders a two-year warrant to purchase 300,000 shares of the Common Stock at an exercise price of $1.00 per share.

            In September 1999, Groupe AB provided a guarantee to a bank for half of a DM 3 million (approximately $1.6 million) bank facility obtained by Onyx Television. In connection with the guaranty, we granted Groupe AB a two year warrant to purchase 810,000 shares of Common Stock at an exercise price of $1.00 per share. In the event the bank guarantee is called upon, we will be obligated to issue to Groupe AB such number of shares of Common Stock at $1.00 per share as is equal to the amount paid by Groupe AB under its guaranty.

            On October 27, 1999, $22.6 million which represented substantially all of the convertible debt due to Groupe AB and Superstar, was converted into Common Stock. Following conversion, Groupe AB and David Ho (who controls Superstar) owned 50.4% and 34.0%, respectively, of our outstanding Common Stock. In December 1999, Groupe AB received an additional 841,584 shares of Common Stock in consideration for $400,000 for services provided and $120,000 cash advanced in November and December 1999 under the August 1998 agreement described above, in consideration for $200,000 paid with respect of the settlement of the Instar Loan and $121,584 for cash received. In March 2000, Groupe AB received an additional 700,000 shares of Common Stock in consideration for $600,000 received for services provided under the August 1998 agreement described above and $100,000 being the final Instar Loan in payment made by Groupe AB on our behalf under the March 1999 agreement above. Groupe AB and David Ho currently own 53.1% and 32.2% respectively, of the 29,373,251 shares outstanding of Common Stock.

            In December 2000, Groupe AB made a loan to the Company of $500,000 for general working capital purposes. The loan is due in two years and bears interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted Group AB a two year warrant to purchase 500,000 shares of Common Stock at the exercise price of $1.00 per share.

            In January 2000, Groupe AB and Superstar made loans to the Company in the aggregate of $1,000,000. The proceeds were in part used to increase the capital investments in Onyx by $465,000 and Topcard by $225,000. The loan is due in two year and accrues interest at the rate of ten percent (10%) per year. In connection with the loan, we granted Groupe AB and Superstar a two year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

            In April 2000, Group AB loaned the Company an additional $1,000,000 for working capital. The loan is due in two years with interest of ten percent (10%) per annum. In connection with the loan, we granted Group AB a two year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

            DEBT DUE FROM LATITUDE INVESTMENTS LIMITED

            Our balance sheet at December 31, 1998 included a debt due from a stockholder of $313,691. This amount represented an amount due from Latitude Investments Limited, one of our founding stockholders. This amount was initially presented to us as a deposit paid by Latitude to PTT Telecom on behalf of Capital Media (UK) and Latitude received credit for the amount of such deposit in connection with its original 1995 subscription to purchase shares of Capital Media (UK)'s stock (which shares were exchanged for shares of Common Stock in December 1995). We had determined that no deposit was ever paid by Latitude to PTT Telecom and that therefore the shares of Common Stock owned by Latitude were not fully paid as presented. Subsequently, our obligation has been deemed satisfied as part of our settlement of the Instar loan.

            In August 1999, Groupe AB made a loan to Capital Media in the aggregate amount of $327,339, the proceeds of which were used to fund the settlement of the outstanding amounts due to KPN Telecom. The loan is due in two years and bears interest at the rate of 10% per annum. In connection with the loan, we granted Groupe AB a two-year warrant to purchase 327,339 shares of Common Stock at an exercise price of $1.00 per share.

            LIQUIDITY AND CAPITAL RESOURCES

            We believe that additional capital will be required, along with anticipated revenues from operations, to fund our operations for the next 12 months. We anticipate that the required fundings will be made available by Groupe AB or Mr. Ho, or from other sources, although we cannot assure you that the necessary funding will become available. Further, required amounts of funding will be impacted in part by the level of revenues achieved, particularly at Onyx Television. We will likely issue additional shares of Common Stock, or shares of the capital stock of our subsidiaries, to meet our anticipated capital requirements.

                                    BUSINESS


ITEM 7.       FINANCIAL STATEMENTS

                                                                                                        PAGE
------------------------------------------------------------------------------------------------------------
Years ended December 31, 1999 and 1998
            Independent Auditors' Report of PricewaterhouseCoopers to the Board of
                        Directors and Stockholders of Capital Media Group Limited........................F-2
            Consolidated Balance Sheet at December 31, 1999 and 1998 ....................................F-3
            Consolidated Statement of Operations for the Years ended December 31, 1999 and 1998 ........................................................................F-4
            Consolidated Statement of Changes in Stockholders' Equity for the Years
                        ended December 31, 1999 and 1998 ................................................F-5
            Consolidated Statement of Cash Flows for the Years ended December 31, 1999 and 1998 ........................................................................F-6
            Notes to the Consolidated Financial Statements...............................................F-7


ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
              ACCOUNTING AND FINANCIAL DISCLOSURE

            PricewaterhouseCoopers was our independent auditors for the fiscal years ended December 31, 1999 and 1998.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            The following persons presently serve as our directors and executive officers:


NAME                      Age       Position
----                      ---       --------
Gilles Assouline           44       Chairman, President, Chief Executive Officer
Michel Assouline           40       Director and Chief Operating Officer
David Ho                   50       Director
Jean-Francois Klein        34       Director and Chief Financial Officer
Patrick Ho                 43       Director


BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

            Gilles Assouline was, along with his brother, Michel Assouline, a founder of Unimedia in July 1995. Prior thereto, for more than five years, Gilles Assouline was the founder and managing director of several consulting, software and media companies. See "Certain Relationships and Related Transactions."

            Prior to July 1995, for more than five years, Michel Assouline was employed by Thomson-CSF in various executive capacities, including having responsibility for business development at the corporate level. Prior to joining Thomson in 1990, Michel Assouline was a management strategy consultant. See "Certain Relationships and Related Transactions."

            David Ho is the founder of Caltex South China Investments Limited and holds the position of Executive Vice Chairman of this petroleum firm, where he has been employed for more than the last five years. Mr. Ho, through a private venture capital fund, also has interests in other Asia Pacific companies with extensive interests in manufacturing, leisure, construction, meat processing and real estate. Mr. Ho is also a director of Regency Worldwide Holdings Limited. See "Certain Relationships and Related Transactions."

            Jean-Francois Klein has been employed by Groupe AB for more than the last five years and is currently Vice President and Chief Financial Officer of Groupe AB. See "Certain Relationships and Related Transactions."

            Patrick Ho is the President of Caltex South China Investments Limited, where he has been employed for more than the last five years. Mr. Ho is also a director of Regency Worldwide Holdings Limited. Patrick Ho is the brother of David Ho. See "Certain Relationships and Related Transactions" and "Business Experience of Directors and Executive Officers."

            Stephen Coleman was appointed our Chief Financial Officer in November 1996 and resigned on January 31, 2000. Mr. Coleman is a Fellow of the Association of Chartered Certified Accountants in the United Kingdom. Mr. Coleman is continuing to act as a consultant to the Company.

COMMITTEES OF THE BOARD

            Our Board of Directors has established Committees to assist it in the discharge of its responsibilities. These Committees, their principal responsibilities, and the current members of each are described below.

            AUDIT COMMITTEE. The Audit Committee, which consists of David Ho, Patrick Ho and Jean Francois Klein, recommends the firm to be appointed as independent accountants to audit our financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our year-end operating results and considers the adequacy of our internal accounting procedures.

            COMPENSATION COMMITTEE. The Compensation Committee, which consists of David Ho, Patrick Ho and Jean Francois Klein, reviews and recommends the compensation arrangements for all directors and officers and approves such arrangements for other senior level employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            To our knowledge, no compensation committee interlocks currently exist between our management and its directors.

BOARD COMPENSATION

            On March 10, 1998, the Board of Directors granted options to purchase an aggregate of 400,000 of Common Stock at an exercise price of $3.50 per share (the fair market value of Common Stock on the date of grant). Messrs. Gilles Assouline, our Chairman and Chief Executive Officer, Michel Assouline, our Chief Operating Officer, Stephen Coleman, our then Chief Financial Officer and Barry Llewellyn, then our Vice President and a Director, were each granted options to purchase 100,000 shares. Of each 100,000 share option grant, options to purchase 20,000 shares vested immediately, with the remaining options vesting in equal portions over the next three years (in that regard, 80,000 and 26,668 of the options which were issued to Mr. Llewellyn and Mr. Coleman respectively have lapsed due to their resignations in September 1998 and January 2000).

            Additionally, on the same date, each of our non-employee directors was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $3.50 per share. An aggregate of options to purchase 50,000 shares were granted to our non-employee directors. These options vested immediately.

            In January 2000, three of our directors, Gilles Assouline, Michael Assouline and David Ho, were each granted 250,000 warrants to purchase Common Stock and another director, Jean-Francois Klein, was granted 650,000 warrants to purchase Common Stock. The warrants to Purchase Common Stock are exercisable for a three year period at an exercise price of $1.00 per share. The warrants were granted for their services to the Company. No other directors received compensation for their service as a director. The directors are also reimbursed for travel expenses incurred in attending meetings of the Board of Directors and its committees.

CONSULTANTS

            Jacques Dubost, age 69, acts as consultant on behalf of his company, Valfab S.C.B., for Unimedia and us, with respect to gaming and funding matters. Mr. Dubost has over 40 years of experience in the gaming industry. Over that period, Mr. Dubost owned and operated a hotel casino in Dieppe, France and managed several other casinos, including the Monte-Carlo casino in Monaco and the Palm Beach Casino in Cannes, France.

            In 1997, Valfab received the following fees relating to introducing investors to Unimedia who purchased our Common Stock from Unimedia (a) $195,000 in cash (b) 10,666 shares of our Common Stock with a $64,000 value. See "Management's Discussion and Analysis -- Financial Condition, Liquidity and Capital Resources." Under its agreement with Unimedia, if Valfab introduces investors to us in the future, Valfab would receive commissions not to exceed 8% of the investment made. In January 2000, the Company issued 90,000 shares of Common Stock to Valfab in full and final settlement of all Valfab's outstanding fees resulting from its service agreement with the Company.

BOARD MEETINGS

            The Board of Directors of the Company held a total of 15 meetings during the fiscal year ended December 31, 1999. Each of the directors attended at least 75% of the aggregate number of meetings of the Board of Directors.

FAMILY RELATIONSHIPS

            Gilles Assouline, the Company's Chairman of the Board, President and Chief Executive Officer, and Michel Assouline, both members and nominees to the Company's Board of Directors, are brothers.

COMPLIANCE WITH SECTION 16(A)

            The Company's officers, directors and more than 10% holders are required to make filings with the SEC on Forms 3, 4 and, if required, 5 under
Section 16(a) of the Securities Exchange Act of 1934, to report their beneficial ownership of the Company's securities at the time they became officers, directors and more than 10% stockholders of the Company, and each month thereafter that such ownership changes. All of the Company's current officers, and all of the Company's current directors have made all of their required filings for 1998 and for periods prior thereto. Based upon the information available to the Company, all of the holders who are believed to own beneficially more than 10% of the Company's outstanding shares have made their required filings for 1998 and for periods prior there to. All of the filings required of all of the Company's current officers, directors and more than 10% stockholders will be filed in the near future.

ITEM 10.                EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

            The following table sets forth information about the compensation paid or accrued during 1999 to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose aggregate direct compensation exceeded $100,000.


                                      SUMMARY COMPENSATION TABLE
                                                                                      LONG-TERM
                                       ANNUAL COMPENSATION                          COMPENSATION
                           ---------------------------------------  Other Annual    ------------      All Other
Name                       Year           Salary         Bonus      Compensation       Options       Compensation
                                            ($)           ($)            ($)             (#)              ($)
------------------------------------------------------------------------------------------------------------------
Gilles Assouline          1999            250,000                                            --
                          1998            250,000                                       100,000          --
                          1997            104,000        --             --                   (1)

Michel Assouline          1999            200,000                                            --
                          1998            200,000                                       100,000          --
                          1997             83,000        --             --                   (1)

Stephen Coleman           1999            200,000                                            --
                          1998            200,000                                       100,000          --
                          1997            160,000        --             --                   --

-----------------------------

(1) Gilles Assouline and Michel Assouline received in 1997 under their employment agreements (see "Employment Agreements with Executive Officers" below) a grant of 20,000 shares and 17,500 shares, respectively, and warrants to purchase 20,000 shares and 17,500 shares, respectively.

OPTION GRANTS DURING LAST FISCAL YEAR

            No options or warrants to purchase shares of the Company's Common Stock were granted to those persons named in the Summary Compensation Table during 1999.

AGGREGATED OPTIONS EXERCISED, LAST FISCAL YEAR END OPTION VALUES

            The following table sets forth information concerning the exercise of stock options to purchase shares of Common Stock during the 1999 fiscal year and the value of unexercised stock options to purchase shares of Common Stock at the end of the 1999 fiscal year for the persons named in the Summary Compensation Table.


                                                                              NUMBER OF                  VALUE OF UNEXERCISED
              NAME                                                       UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS AT
              ----                                                        AT FISCAL YEAR END              FISCAL YEAR END($)*
                                                                       -------------------------      ----------------------------
                           NUMBER OF SHARES
                             ACQUIRED ON
                               EXERCISE      VALU REALIZED ($)       EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
                          --------------    -------------------       --------------------------      ----------------------------
Gilles Assouline......            --                 --                     62,666/57,334                         0/0
Michel Assouline......            --                 --                     60,666/56,834                         0/0
Stephen Coleman.......            --                 --                     76,666/26,666                         0/0


----------------------
* Computed based upon the difference between the closing price of CMG Common Stock at December 31, 1999 and the exercise price. No value has been assigned to options which are not in-the-money.


EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

            The Company entered into three-year employment agreements with Gilles Assouline and Michel Assouline, effective August 1, 1997, providing for them to receive the following compensation for their services on the Company's behalf: (i) annual base compensation of $250,000 and $200,000, respectively, (paid in french francs at the rate of six French francs to the dollar after August 1998); (ii) such bonus compensation as is determined by the Board in its discretion; (iii) a grant of 20,000 and 17,500 shares, respectively, of Common Stock; (iv) options to purchase an additional 20,000 and 17,500 shares of Common Stock at the fair market value of the Common Stock on the date of grant ($5.70); and (v) such benefits as are provided generally to the executive management of the Company. The shares and options vested 2/5 upon the effective date of the agreement and will vest 1/5 on each of the first, second and third anniversaries, respectively, of the agreement. The agreements provide that Messrs. Gilles Assouline and Michel Assouline shall be paid one year's base compensation if they are terminated without cause during the term of the agreements.

            Mr. Coleman had an arrangement with the Company to serve as its Chief Financial Officer, under which he was entitled to an annual base salary of(pound)125,000 ($200,000) after December 31, 1997 until January 2000. Mr. Coleman resigned on January 31, 2000 and is to receive $70,000 in compensation under his service agreement.

STOCK OPTIONS

            On December 18, 1998, the Board approved the grant of a two-year warrant to purchase an aggregate of 1.6 million shares at an exercise price of $1.00 per share to Diamond Productions, an entity controlled by Gilles Assouline and Michel Assouline. This warrant was approved at the Stockholder's Meeting held on October 22, 1999. The warrant has now been extended until December 18, 2001.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

            As of the date of this Form 10-KSB, 29,373,251 shares of Common Stock were outstanding, including 166,791 shares (of which 60,000 shares are pledged as security by Unimedia to support its guaranty of debt of Pixel, Ltd. due to a financial institution) owned by our 81.6% owned subsidiary, Unimedia. The following table sets forth, as of such date, the share ownership of Common Stock by (i) each person who owns beneficially more than 5% of our outstanding Common Stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group:


                                                       SHARES                  PERCENT OF OUTSTANDING
 NAME OF BENEFICIAL OWNER                         BENEFICIALLY OWNED                 COMMON STOCK
--------------------------                        ------------------           ----------------------
Gilles Assouline(1)                                    2,292,564                         7.3%
Michel Assouline(2)                                      328,166                         1.1%
David Ho(3)                                           10,349,983                        34.2%
Jean-Francois Klein(4)(5)                                842,162                         2.8%
Patrick Ho                                                     0                         *
Groupe AB(6)                                          18,985,791                        57.8%
Claude Berda(4)(6)                                    19,167,953                        58.4%
Stephen Coleman(7)                                       103,332                         *
Directors and Executive Officers as                   13,916,207                        41.2%
a group (6 persons)(8)

------------------------------------
*      Less than 1%.

(1) Includes shares owned of record by two entities, Diamond Productions and Multimedia Investments ("MMI"). Gilles Assouline, our President and Chief Executive Officer, controls the power to vote and dispose of the shares of Common Stock owned by these entities, and may therefore be deemed to be the beneficial owner of these shares for U.S. securities law purposes. Also includes vested options and warrants to purchase 1,919,764 shares of Common Stock.

(2)    Includes vested options and warrants to purchase 310,666 shares.

(3) Substantially all of these shares are owned of record by two entities controlled by Mr. Ho, Unbeatable and Superstar. Includes vested options and warrants to purchase 910,000 shares.

(4) Includes shares owned of record by two entities, BIMAP and Media Venture. Mr. Klein co-controls (with Mr. Berda) the power to vote and dispose of the shares of Common Stock owned by these entities, and may therefore be deemed to be a beneficial owner of these shares for U.S. securities law purposes. However, the ultimate benefit from the shares owned of record by these entities and an entity of which Gilles Assouline is the Chairman, MMI, is held by Claude Berda, who is also an officer, director and principal shareholder of Groupe AB. See "Certain Relationships and Related Transactions" and footnote
       (6) below. Also includes vested options and warrants to purchase 663,592 shares.

(5) While Mr. Klein serves as an executive officer of Groupe AB, he disclaims beneficial ownership over the shares and warrants owned by Groupe AB. See footnote (6) below.

(6) Shares are owned by Groupe AB. Includes warrants to purchase (i) 180,000 shares of Common Stock at an exercise price of $40.00 per share, (ii) 3,467,339 shares of Common Stock at an exercise price of $1.00 per share. Mr. Berda is deemed the beneficial owner of the shares and warrants owned by Groupe AB by virtue of his being a principal stockholder, officer and director of that entity, although he only benefits from his proportionate share of such securities.

(7)    Vested options.

(8) Includes vested warrants and options to purchase an aggregate of 3,470,931 shares.


ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In October 1996, Capital Media (UK), one of our wholly owned subsidiaries, borrowed $2.0 million from Instar Holdings, Inc. and we owed Instar $2.61 million including interest at April 30, 1999. On July 21, 1999, we settled the Instar loan. Under the settlement, we have paid Instar $2.2 million and issued to them 200,000 shares of Common Stock.

            In addition, as part of the settlement: (i) Universal has agreed that we will no longer be liable to it for its guaranty of the transponder lease, (ii) the liability of Latitude Investments Limited to us has been extinguished; (iii) we and Instar, Universal and Latitude have entered into mutual releases regarding their respective obligations relating to the Instar, Universal and Latitude matters, and (iv) we and Charles Koppel, our former Chief Executive Officer, have entered into a mutual general release. Finally, as part of the Instar settlement, Instar and Universal have released their charges against Capital Media (UK)'s assets and the stock of Capital Media (UK). See "Management's Discussion and Analysis -- Financial Condition, Liquidity and Capital Resources."

            In September 1999, Groupe AB provided a guarantee to a bank for DM
1.6 million (approximately US $820,000) against a DM 3 million (approximately $1.54 million) bank facility granted to Onyx Television. In connection with the guarantee, we granted Groupe AB a two year warrant to purchase approximately 810,000 shares of Common Stock at an exercise price of $1.00 per share. In the event that the bank guarantee is called upon, then we are obligated to issue to Groupe AB such number of shares of Common Stock at an exercise price of $1.00 per share as are equal to the amount called upon to repay by Groupe AB.

            In June 1997, before our acquisition of an 81.6% interest in Unimedia and before Gilles Assouline and Michel Assouline becoming our executive officers, we were assisted by Unimedia in completing a private placement. In connection with such placement, we paid Unimedia a fee of $240,000, which was netted against the proceeds of such offering. A portion of that fee was paid by Unimedia to Valfab for introducing Unimedia to the investors who acquired some of our shares from Unimedia simultaneously with and/or immediately after this private placement. For information regarding the fees paid to Valfab, see "Executive Officers and Directors-Consultants." For additional information regarding our private placements, see "Management's Discussion and Analysis -- Financial Condition, Liquidity and Capital Resources."

            During 1998, Superstar loaned us an aggregate of $6,650,000 and Groupe AB loaned us $2.4 million in cash and is currently providing services to Onyx Television with a value of $6.24 million over a two year period. Groupe AB, in March 1999, also lent us an additional $6.0 million, a portion of which was used to fund our settlement with Instar. These loans (which totaled $22.6 million at October 27, 1999, including principal, interest and penalties) and the amounts due for such services were automatically converted into shares of Common Stock immediately after completion of our one for ten reverse stock split on October 27, 1999. We believe that the terms of our arrangements with

Groupe AB and Superstar were more favorable to us than the arrangements which might have been available from unrelated third parties.

            In May 1999, Groupe AB and Superstar loaned us an aggregate of $300,000, the proceeds of which were used to fund the settlement of the Fontal loan. The loan is due in two years and bears interest at the rate of 10% per annum. In connection with the loan, we granted the lenders a two-year warrant to purchase 300,000 shares of Common Stock at an exercise price of $1.00 per share.

            In August 1999, Groupe AB made a loan to us in the aggregate amount of $327,339, the proceeds of which were used to fund the settlement of the outstanding amounts due to KPN Telecom. See "Management's Discussion and Analysis-Financial Condition, Liquidity and Capital Resources." The loan is due in two years and bears interest at the rate of 10% per annum. In connection with the loan, we granted Groupe AB a two-year warrant to purchase 327,339 shares of Common Stock at an exercise price of $1.00 per share.

            In July 1999, we received a letter from Gilles Assouline, our Chairman, President and CEO, Anne-Marie Assouline (the wife of our chairman), and an entity controlled by Mr. and Mrs. Assouline, Diamond Productions, alleging claims under the Agreement and Plan of Reorganization, dated March 4, 1997, as amended, between Capital Media, Unimedia, S.A. and certain of the stockholders of Unimedia. Additionally, on July 30, 1999, two of our directors notified Diamond, Gilles Assouline and Michel Assouline (our Vice President and
COO), that we were asserting a protective claim against each of them under the Unimedia agreement until the claims raised in the letter can be considered.

            After consideration of these matters, our Board and the claimants concluded that these disputes held the potential of dragging us into substantial and damaging litigation. As a result, the Board and the claimants determined that our best interests would be served by resolving these issues at this time. To accomplish this purpose, on September 22, 1999, we entered into a settlement agreement with Diamond, Gilles Assouline, Michel Assouline and Anne-Marie Assouline under which the asserted claims were withdrawn and we and the Assoulines exchanged mutual releases. As part of the settlement, we also provided the Assoulines with a full indemnity for all claims which may arise in the future from third parties relating to the Unimedia share exchanges and with a general release through the date of the settlement agreement.

            On October 27, 1999, $22.6 million which represented substantially all of the convertible debt due to Groupe AB and Superstar, was converted into Common Stock. Following conversion, Groupe AB and David Ho (who controls Superstar) owned 50.4% and 34.0%, respectively, of our outstanding Common Stock. In December 1999, Groupe AB received an additional 841,584 shares of Common Stock in consideration for $520,000 received for services provided in November and December 1999 under the August 1998 agreement described above and in consideration for $200,000 paid in respect of the Instar Loan and $121,584 for cash received. In March 2000, Groupe AB received a further 700,000 shares of Common Stock in consideration for $600,000 received for services provided in the first quarter of year 2000 under the August 1998 agreement described above and $100,000 being the final Instar Loan payments made by Groupe AB on our behalf under the March 1999 agreement described above.

            In December 1999, Groupe AB made a loan to the Company of $500,000 for general working capital purposes. The loan is due in two years and bears interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted Group AB a two year warrant to purchase 500,000 shares of Common Stock at the exercise price of $1.00 per share.

            In January 2000, Groupe AB and Superstar made loans to the Company in the aggregate of $1,000,000. The proceeds were in part used to increase the capital investments in Onyx by $465,000 and Topcard by $225,000. The loan is due in one year and accrues interest at the rate of ten percent (10%) per year. In connection with the loan, we granted Groupe AB and Superstar a two year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

            In April 2000, Groupe AB loaned the Company an additional $1,000,000 for working capital. The loan is due in two years with interest of ten percent (10%) per annum. In connection with the loan, we granted Group AB a two year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share.

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

            4.3 Amendment to Articles of Incorporation, dated as of March 16, 2000 canceling the Series A Preferred Stock.*

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

            10.26       Groupe AB Note in the face amount of $6.0 million (4).

            21.1        Subsidiaries (4).

            27.1        Financial Data Schedule.*

-----------------
*  filed herewith

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 2000.

                                    CAPITAL MEDIA GROUP LIMITED


                                    By: /s/ GILLES ASSOULINE
                                        ---------------------------------------
                                          Gilles Assouline, President and Chief
                                          Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:



    Signature                                       Title                                            Date
    ---------                                       -----                                            ----
                                          Chairman, President and Chief
/s/ GILLES ASSOULINE                      Executive Officer (Principal
-----------------------------------       Executive Officer)                                     April 14, 2000
Gilles Assouline


/s/ MICHAEL ASSOULINE
-----------------------------------
Michel Assouline                          Director, Chief Operating Officer                      April 14, 2000


/s/ SEPHEN COLEMAN
-----------------------------------
Stephen Coleman                           Principal Accounting Officer                           April 14, 2000


/s/ DAVID HO
-----------------------------------
David Ho                                  Director                                               April 14, 2000


/s/ PATRICK HO
-----------------------------------
Patrick Ho                                Director                                               April 14, 2000


/s/ JEAN-FRANCOIS KLEIN
-----------------------------------
Jean-Francois Klein                       Director and Chief Financial Officer                   April 14, 2000


                           CAPITAL MEDIA GROUP LIMITED
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
Independent Auditors' Report of PricewaterhouseCoopers to the Board of
     Directors and Stockholders of Capital Media Group Limited...............................................F-2

Consolidated Balance Sheet at December 31, 1999 and 1998.....................................................F-3

Consolidated Statement of Operations for the Years ended December 31, 1999 and
             1998 ...........................................................................................F-4

Consolidated Statement of Changes in Stockholders' Equity for the Years ended December 31,
            1999 and 1998 ...................................................................................F-5

Consolidated Statement of Cash Flows for the Years ended December 31, 1999 and 1998 ........................................................................................F-6

Notes to the Consolidated Financial Statements...............................................................F-7

                                                     CAPITAL MEDIA GROUP LIMITED

             INDEPENDENT AUDITORS' REPORT TO THE BOARD OF DIRECTORS
            AND STOCKHOLDERS OF CAPITAL MEDIA GROUP LIMITED FOR 1999


To the Board of Directors and
the Stockholders of Capital Media Group Limited

            In our opinion, the consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in stockholders' equity presented on pages F-3 through F-25, present fairly, in all material respects, the financial position of Capital Media Group Limited and its subsidiaries (the "Company") at December 31, 1999 and 1998 and the result of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States of America. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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

PricewaterhouseCoopers

Paris, April 4, 2000

                                                     CAPITAL MEDIA GROUP LIMITED


CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999 AND 1998

                                                                             NOTE              DECEMBER 31,      DECEMBER 31,
                                                                                                       1999              1998

ASSETS                                                                                                    $                 $
Cash and cash equivalents                                                     3                     181,352           583,320
Accounts receivable, net of allowances
      for doubtful accounts of $28,234                                        4                   1,345,979         1,801,892
      (December 31, 1998 - $77,579)
Inventories, net                                                                                    114,744            93,938
Amounts due from stockholders                                                5-16                         -           313,691
Prepaid expenses and deposits                                                                        33,784            40,003
                                                                                            ---------------    --------------

TOTAL CURRENT ASSETS                                                                              1,675,859         2,832,844
Investments                                                                                           6,985             4,153
Equity in affiliated companies                                                                      112,725           117,000
Intangible assets, net of accumulated amortization of $3,171,811
(December 31, 1998 - $3,076,882)                                              6                   2,204,271         2,858,412
Property, plant and equipment, net                                            7                   1,085,253           796,233
                                                                                            ---------------    --------------
TOTAL ASSETS                                                                                      5,085,093         6,608,642
                                                                                            ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                                  2,223,375         3,786,764
Accrued expenses                                                                                  1,620,310         4,630,380
Related parties loans repayable within one year                              8-16                 1,259,583        14,337,442
Other loans repayable within one year                                         8                           -           190,000
Bank debt due within one year                                                                     1,607,007                 -
Net liabilities for discontinued operation                                    9                           -           496,228

                                                                                            ---------------    --------------
TOTAL LIABILITIES                                                                                 6,710,275        23,440,814

COMMITMENTS AND CONTINGENCIES                                               10-16                         -                 -

MINORITY INTEREST IN SUBSIDIARIES                                                                   402,477           404,209
                                                                                            ---------------    --------------
                                                                                                  7,112,752        23,845,023
                                                                                            ---------------    --------------
STOCKHOLDERS' EQUITY
Preferred stock - 5,000,000 shares authorized:
$0.001 par value: no shares issued and outstanding                                                                          -
Common stock - 50,000,000 shares authorized:
$0.001 par value 28,583,251 (December 31, 1998 - 4,009,413)
issued and outstanding                                                       1-16                    28,580             4,009
Additional paid-in capital                                                                       55,771,258        31,191,990
166,791 Shares held by subsidiary (December 31, 1998 -
166,791), at cost                                                                                  (950,712)         (950,712)
                                                                                            ---------------    --------------
                                                                                                 54,849,126        30,245,287
Cumulative translation adjustment                                                                 5,986,265           756,406
Accumulated deficit                                                                             (62,863,050)      (48,238,074)
                                                                                            ---------------    --------------
TOTAL STOCKHOLDERS' EQUITY                                                                       (2,027,659)      (17,236,381)
                                                                                            ---------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        5,085,093         6,608,642
                                                                                            ===============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                   YEAR ENDED                YEAR ENDED
                                                                                 DECEMBER 31,              DECEMBER 31,
                                                                                         1999                      1998
                                                       NOTE                                 $                         $

Operating Revenue                                                                   2,728,971                 2,468,490

Operating costs
      Staff costs                                                                   2,469,286                 2,765,239
      Depreciation and amortization                                                 1,089,381                 1,410,697
      Other operating expenses                                                      6,673,502                 9,145,292
                                                                               --------------            --------------
                                                                                  (10,232,169)              (13,321,228)

Operating loss                                                                     (7,503,198)              (10,852,738)

Other (expense)/income                                                              1,808,895                  (465,696)
Financial income (expense) net                          12
      Interest Payable                                                             (4,266,534)               (1,284,417)
      Foreign Exchange (loss)/gain                                                 (4,713,791)                2,254,824
Equity in net losses of affiliates                                                     (8,075)                 (150,808)

                                                                               --------------            --------------
Loss from continuing operations                                                   (14,682,703)              (10,498,835)
   before taxation
Income tax benefit                                                                     57,727                    41,552
                                                                               --------------            --------------
                                                                                  (14,624,976)              (10,457,283)

Discontinued operations                                 9
Net loss from operation of discontinued
subsidiary                                                                                  -                  (308,532)

Minority interest                                                                           -                    (1,732)
                                                                               --------------            --------------

Net loss                                                                          (14,624,976)              (10,767,547)

                                                                               ==============            ==============
Net loss per share for continuing
operations
- basic                                                                               ($1.90)                    ($2.61)
                                                                               ==============            ==============

- diluted                                                                             ($1.90)                    ($2.61)
                                                                               ==============            ==============

Net loss per share including discontinued
operations - basic                                                                    ($1.90)                    ($2.69)

                                                                               ==============            ==============
- diluted                                                                             ($1.90)                    ($2.69)

                                                                               ==============            ==============
Weighted average shares - basic                                                    7,707,446                  4,009,413

                                                                               ==============            ==============
Weighted average shares - diluted                                                  7,707,446                  4,009,413

                                                                               ==============            ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                          CUMULATIVE
                                                                                               OTHER
Year ended                            COMMON STOCK            SHARES HELD    ADDITIONAL    COMPREHEN-
December 31, 1999                                                    BY       PAID-IN     SIVE INCOME    ACCUMULATED
                                                             SUBSIDIARY       CAPITAL       (DEFICIT)        DEFICIT    TOTAL
                                     Shares             $             $             $               $              $              $
Balance at
January 1, 1999
as restated                      40,094,139        40,090     (950,712)    31,155,909         756,406   (48,238,074)    (17,236,381)
Adjustment for reverse split
(See Note 1)                   (36,084,726)      (36,081)                      36,081                                             -
                               ------------    ----------   -----------  ------------   -------------  -------------   ------------
Balance at January 1, 1999
adjusted                          4,009,413         4,009     (950,712)    31,191,990         756,406   (48,238,074)    (17,236,381)
Shares issued                    24,573,838        24,571             -    24,669,268                                    24,693,839
Commission paid                                                               (90,000)                                      (90,000)

Translation adjustment                                                                      5,229,859                     5,229,859

Net loss                                                -             -             -               -   (14,624,976)    (14,624,976)
                                                                                                                       ------------
Comprehensive loss                                                                                                       (9,395,117)


                               ------------    ----------   -----------  ------------   -------------  -------------   ------------
Balance at
      December 31, 1999          28,583,251        28,580     (950,712)    55,771,258       5,986,265  (62,863,050)     (2,027,659)
                               ============    ==========   ===========  ============   =============  =============   ============




                                                                                       CUMULATIVE
                                                                                          OTHER
Year ended                             COMMON STOCK                                     COMPREHEN-
      December 31, 1998                                    SHARES HELD     ADDITIONAL      SIVE
                                                                    BY       PAID-IN     INCOME/           ACCUMULATED
                                                            SUBSIDIARY       CAPITAL    (DEFICIT)            DEFICIT    TOTAL
                                      Shares           $             $             $                $              $              $

Balance at                        40,094,139      40,090    (2,282,752)   31,155,909        2,846,067   (37,470,527)     (5,711,213)
      January 1, 1998
Adjustment for reverse split
(See Note 1)                    (36,084,726)    (36,081)                      36,081
                                ------------  ----------  ------------ -------------    -------------  -------------   ------------
Balance at January 1, 1998
adjusted                           4,009,413       4,009    (2,282,752)   31,191,990        2,846,067   (37,470,527)     (5,711,213)

Translation adjustment                     -           -             -             -       (2,089,661)                   (2,089,661)

Net loss                                   -           -             -             -                    (10,767,547)    (10,767,547)
                                                                                                                       ------------
Comprehensive loss                         -           -                                                                (12,857,208)

Shares held by subsidiary, at              -           -     1,332,040             -                -              -      1,332,040
cost

                                ------------  ----------  ------------ -------------    -------------  -------------   ------------
Balance at
      December 31, 1998            4,009,413       4,009      (950,712)   31,191,990          756,406   (48,238,074)    (17,236,381)
                                ============  ==========  ============ =============    =============  =============   ============


      The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                             YEAR ENDED             YEAR ENDED
                                                                                           DECEMBER 31,           DECEMBER 31,
                                                                                                   1999                   1998

                                                                                                     $                      $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                    (14,624,976)           (10,767,547)
Adjustment to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                                        1,089,381              1,410,697
         Other income arising from disposal of subsidiary
         investments                                                                          1,212,145                      -
         Equity in net losses of affiliates and Minority interest                                 2,543                152,540
         Other non-cash items                                                                   (84,226)                     -
Changes in assets and liabilities:
         (Increase)/decrease in other assets and inventories                                    (14,587)                39,539
         (Increase)/decrease in accounts receivable                                             769,604               (798,139)
         (Decrease)/increase in accrued expenses and other
         liabilities                                                                         (7,617,030)             2,704,749
                                                                                       ----------------          -------------

NET CASH USED IN OPERATIONS                                                                 (19,267,146)            (7,258,161)
                                                                                       ----------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                                   (642,866)              (489,580)
Acquisition of intangible assets                                                                      -                (31,120)
Cash proceeds from sale of investments                                                                -                994,047
                                                                                       ----------------          -------------

NET CASH RECEIVED/(USED) IN INVESTING ACTIVITIES                                               (642,866)               473,347
                                                                                       ----------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short term debt                                                                  10,746,339              9,450,000
Repayments of loans                                                                          (3,100,000)              (335,000)
Conversion of loans                                                                         (19,579,000)                     -
Issuance of shares                                                                           24,693,839                      -
Commission paid                                                                                 (90,000)                     -
                                                                                       ----------------          -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    12,671,178              9,125,000
                                                                                       ----------------          -------------

Effect of exchange rate changes on cash                                                       5,229,859             (2,089,661)
                                                                                       ----------------          -------------
Net (decrease)/increase in cash and cash equivalents                                         (2,008,975)               250,525
Cash and cash equivalents at beginning of period                                                583,320                332,795
                                                                                       ----------------          -------------
Net (debt)/cash and cash equivalent at end of period                                         (1,425,655)               583,320
                                                                                       ================          =============

Supplemental data:
Interest paid                                                                                 5,578,707                151,977
Income tax paid                                                                                   1,581                  6,222



The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

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

Tinerama Investment AG ("Tinerama"), a 51% owned subsidiary which was treated as a discontinued operation in 1998, was sold in 1999 (See Note 9). CM(UK)'s 50% interest in Blink TV Limited ("Blink") was sold in 1999. Neither of these former investments are consolidated.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are all stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as shown below:

Fixtures, fittings and equipment                            5 to 20 years

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

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

EARNINGS PER SHARE

Basic income per share is calculated on the basis of weighted average outstanding number of shares during the year. Diluted income per share is computed on the basis of weighted average outstanding common shares, plus potential common shares assuming exercised stock options and conversion of outstanding convertible securities where issued. The computation of earnings per share does not assume exercise of the warrants or options if they have an antidilutive effect on earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank and other long-term financing at December 31, 1998 and December 31, 1999 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar debt instruments.

RECLASSIFICATIONS AND RESTATEMENT

Certain reclassifications have been made to the 1998 year end balances to conform to the 1999 year end presentation.

On October 27, 1999, the Company effected a reverse split of its outstanding common stock on a one share for ten share basis, and its authorized shares remaining at 50 million shares (see Stockholders' Meeting below). Unless otherwise stated, all per share data contained herein has been adjusted to reflect the completion of the reverse split.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

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

STOCKHOLDERS MEETING

A meeting of the Company's stockholders was held on October 22, 1999. At the meeting, the stockholders approved the following resolutions: (i) a reverse split of the Company's outstanding stock on a one share for ten shares basis; with the Company's authorized shares remaining at 50 million shares; (ii) the terms of the financial arrangements between the Company and Groupe AB S.A., and between the Company and Superstar Ventures Limited ("Superstar") (see Notes 15 and 16); and (iii) the grant of an option to an entity controlled by the Company's Chairman and Chief Executive and Chief Operating Officer to purchase
1.6 million shares of the Company's common stock at an exercise price of $1.00 per share (see Note 15).

The stockholders also elected five directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

Following the reverse split, which was effected on October 27, 1999, in accordance with its financial arrangements among the Company, Groupe AB and Superstar, the Company issued 22,598,255 shares to Groupe AB and Superstar, in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest (see Note 8, 15 and 16). The Company also issued 788,999 additional shares in conversion of $790,000 of certain sundry loans (see Note 8) and 345,000 additional shares to other parties to which it was obligated, including Instar Holdings Inc. which received 200,000 shares as part of its settlement with the Company (see Note 16). After all of these shares issuances and a further 841,584 shares of Common Stock issued, as described in Note 15, at December 31, 1999 the Company has 28,583,251 shares of common stock outstanding.

2.       GOING CONCERN

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 1999 and the year ended December 31, 1998, the Company incurred net losses of $14,624,976 and $10,767,547 respectively.

Following the Stockholders Meeting on October 22, 1999, a resolution approved a reverse split of the Company's common stock on a one share for ten shares basis. The authorized capital of the Company remained at 50 million shares, resulting in approximately 46 million shares of common stock being available for issue. A further resolution approved the financial agreements entered into by the Company and the conversion of approximately $22.6 million of convertible loans and interest accrued into equity of the Company. At December 31, 1999, the Company had net current liabilities of $5,034,416 and its total liabilities exceeded its total assets by $2,027,659. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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


3.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents at December 31, 1999 includes a bank deposit balance of Nil (December 31, 1998- $520,164).

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999


4.       ACCOUNTS RECEIVABLE

                                                                                      DECEMBER 31,           DECEMBER 31,
         Accounts receivable comprise:                                                        1999                   1998
                                                                                                 $                      $
         Trade receivables                                                                 500,954                899,352
         Taxation receivable                                                                37,654                 19,761
         Other debtors receivable                                                          807,371                882,779
                                                                                  ----------------       ----------------
                                                                                         1,345,979              1,801,892
                                                                                  ================       ================


5.       AMOUNT DUE FROM STOCKHOLDER

         As part of an overall settlement agreement with Instar, Universal and Latitude (see Note 17) the debt has been repaid to the Company.

6.       INTANGIBLE ASSETS

                                                                                   DECEMBER 31,           DECEMBER 31,
                                                                                           1999                   1998
                                                                                              $                      $
         Purchased broadcast licenses                                                   241,755                249,570
         Computer Software                                                              569,131                591,560
         Goodwill                                                                     4,565,196              5,094,165
                                                                                  -------------       ----------------
                                                                                      5,376,082              5,935,295
         Less accumulated amortization                                               (3,171,811)            (3,076,883)
                                                                                  -------------       ----------------
                                                                                      2,204,271              2,858,412
                                                                                  =============       ================

         Goodwill net of amortization is as follows:


                                                                                  DECEMBER 31,            DECEMBER 31,
                                                                                          1999                    1998
                                                                                             $                       $
Unimedia                                                                             1,674,695               2,138,468
TopCard                                                                                452,232                 558,819
Pixel                                                                                   53,965                  78,986
                                                                                 -------------         ---------------
                                                                                     2,180,892               2,776,273
                                                                                 =============         ===============

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

7.       PROPERTY, PLANT AND EQUIPMENT


                                                                    DECEMBER 31,            DECEMBER 31,
         Property, plant and equipment consists of:                         1999                    1998
                                                                              $                       $
         Fixtures, fittings and equipment                              3,505,303               3,211,962
         Less accumulated depreciation                                (2,420,050)             (2,415,729)
                                                                ----------------        ----------------
                                                                       1,085,253                 796,233
                                                                ================        ================


8.       LOANS REPAYABLE WITHIN ONE YEAR


                                                                    DECEMBER 31,            DECEMBER 31,
                                                                            1999                    1998
                                                                               $                       $
         Instar Holdings Ltd.                                            100,000               2,000,000
         Groupe AB, S.A.                                                 977,339               3,120,000
         Superstar Investments Ltd.                                      150,000               6,650,000
         Fontal Ltd.                                                           -                 200,000
         Oradea                                                                -                 500,000
         Roland Pardo                                                          -                 500,000
         Interest and penalty interest accrued                            32,244               1,367,442
                                                                ----------------        ----------------
          Related party loans                                          1,259,583              14,337,442
         Sundry loans                                                          -                 190,000
                                                                ----------------        ----------------
                                                                       1,259,583              14,527,442
                                                                ================        ================

The terms of the loans are:

The terms of Groupe AB and Superstar loans are detailed in Note 15 and 16. Following the Stockholders meeting on October 22, 1999, which ratified the agreements between the Company and MMP and Superstar, the majority of the loans and accrued interest outstanding as at end October 1999, were converted into equity (see Note 15). The loans outstanding at December 31, 1999 include $977,339 and $150,000 received from Groupe AB and Superstar respectively, are repayable in two years and bear interest at 10% per annum. The Company has granted the lenders a two-year warrant to purchase 1,127,339 shares of Common Stock at an exercise price of $1.00 per share (see Note 16). An agreement to settle the Instar Loan was signed on July 21, 1999 and completed in January 2000. See Note 16 for a description of the terms of the settlement of the Instar Loan.

The Fontal loan was repaid on May 25, 1999.

The Oradca loan was repaid by July 1999.

The Roland Pardo loan was repaid by July 1999.

The sundry loans received in 1999 were in respect of equity subscriptions, and following the Stockholders meeting held on October 22, 1999, they were converted into equity.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

9.       DISCONTINUED OPERATIONS


TINERAMA

During 1998, the Company approved a decision to sell its interests in the Romanian group of companies. Tinerama. The sale was for a nominal sum and the transaction agreed in November 1999 and closed in February 2000. The results of the Tinerama business in 1998 were reported separately as a discontinued operation. At December 31, 1998, the total of $496,228 being net liabilities of the discontinued operations was included in the consolidated balance sheet.

BLINK

In December 1999, the 50% interest in Blink was sold to RCL Communications Ltd. the other joint investor for a nominal sum and the Company converted its (pound)130,000 (approximately $200,000) of existing loans to Blink into new redeemable equity equating to 19% of Blink. If successful in the future, Blink will be obligated to repay the redeemable equity.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

10.      COMMITMENTS AND CONTINGENCIES
         LEASE COMMITMENTS
         In October 1999, the Company entered into a monthly agreement to lease offices, as well as the use of studio, post production and editing facilities in Cologne, Germany as required. Under the terms of the agreement, the Company was committed to paying DM 180,000 ($92,000 at December 31, 1999 exchange rates) per annum.

         The Company has also entered into leases for office space in France, expiring between 1999 and 2002 at an annualized cost of $95,000 (at December 31, 1999 exchange rates).

         The total rental expenses in 1999 and 1998, including transponders and lease commitments as above, are $2,288,870 and $4,423,113, respectively.

         Groupe AB provides, under the terms of a two year service agreement which commenced October 1, 1998, broadcasting facilities for Onyx, comprising the uplink, master control, and satellite transponder broadcasting and cable transmission are provided by Groupe AB at an annual cost of $3,120,000 (see Notes 15 and 16). The contract is to be extended until December 31, 2001 on the same terms.

         Minimum lease payments under operating lease as of December 31, 1999 are as follows:

         Years ending December 31,
                                                   $
         2000                                                  2,267,000
         2001                                                  2,267,000
         2002                                                    267,000
         2003                                                    267,000
         2004 and thereafter                                     317,000
                                                   ---------------------
                                                               5,385,000
                                                   =====================


         The Company is committed to pay to its directors and officers under employment agreements an aggregate of $550,000 during the year ended December 31, 2000.

         RETIREMENT INDEMNITIES AND PENSION PLANS.

         Retired employees benefit from State or Government sponsored pension schemes. Contributions by employers to these sponsored schemes are expensed as incurred. There are no specific supplemental pension plans operated by the Company or any subsidiary. There is no liability arising from retirement indemnity.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

11.      RESEARCH AND DEVELOPMENT COSTS

         TopCard is involved in the development of specific applications based upon smart card technology including remote security Internet access and infra-red contactless smart card technology.

                                                     1999             1998
                                                        $                $
         Research and development costs           287,804          268,641
                                              ===========    =============



12.      FINANCIAL INCOME (EXPENSE) NET

                                                            1999          1998
                                                               $             $

         Interest expense                             (4,266,534)   (1,284,417)
         Foreign currency exchange gain/(losses)      (4,713,791)    2,254,824
                                                      ----------    ----------
                                                      (8,980,325)      970,407
                                                      ==========    ==========

         The foreign currency exchange loss in 1999 and the gain in 1998 arose primarily from the exchange differences arising in the intercompany loan between CM (UK) and Onyx recorded in pounds sterling and German Marks, respectively.


13.      INCOME TAXES

         The income tax benefit consisted of the following:

                                         YEAR ENDED           YEAR ENDED
                                       DECEMBER 31,         DECEMBER 31,
                                               1999                 1998
                                                  $                    $

         Income tax benefit                 (57,527)             (41,552)
                                     ==============        =============


         The income tax benefit, net, includes $49,327 of research and development tax credit for TopCard.

         Net operating loss carry forwards which give rise to deferred tax assets at December 31, 1999 are as follows:

                                                    YEAR ENDED      YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                             $               $

         Deferred tax asset on unrealized losses    23,251,000      18,408,000
         Timing differences                            409,000         292,000
                                                  ------------    ------------
         Valuation allowances                      (23,660,000)    (18,700,000)
                                                  ------------    ------------

         Total deferred tax assets                           -               -
                                                  ============    ============

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

         The Company has significant deferred tax assets (approximately $23,600,000) corresponding to tax losses arising primarily from the operating losses incurred by Onyx, in Germany. These tax losses are available to be carried forward indefinitely to be set off against future profits in Germany. However, at the end of 1999, the management forecast that the Company will not be profitable in 2000 and therefore no credit for income tax was recorded. The Company will continue to review its tax valuation allowance in future periods.


14.      LITIGATION

         In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favor of Onyx. The plaintiff has appealed against the ruling and has claimed DM168,000 (US$86,000) in respect of 1997 salary. The court is now considering new evidence put forward by Onyx and the next hearing is in April 2000. Onyx believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of the matter.

         In May 1998, TV Strategies, a US Dallas based television services company, obtained a default judgment against Onyx for DM300,000 ($154,000), plus interest, relating to services which TV Strategies alleges that they provided to Onyx. In March 1999, the default judgment was set aside by the Texas Appeals Court and in February 2000, Onyx agreed to pay $120,000 in full settlement of the dispute.

         Unimedia has three minority stockholders (Oradea, Roland Pardo and Atlas (see Note 8)) who have advised Unimedia that they do not believe that the reorganization of Unimedia with the Company was in the best interest of Unimedia and its stockholders. These stockholders have brought numerous legal actions against Unimedia and/or its management (which is also now, in part, the senior executive management of the Company) contending that the past and future activities of Unimedia are not in the best interest of Unimedia's stockholders and were not being engaged in for the benefit of Unimedia and its stockholders. To date, such suits have not been successful. In addition, the French Courts have rejected all requests to appoint experts in judgment to review Unimedia's management's actions.

         Oradea and Pardo have also taken action through the courts in France and Israel to safeguard their potential rights over certain assets of Unimedia in order to secure repayment of their unsecured loans due from Unimedia (see Note 8). Unimedia complied with the French courts and repaid the loans by July 1999.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

15.      CAPITAL STRUCTURE

COMMON STOCK PURCHASE WARRANTS

At the Stockholder's Meeting on October 22, 1999, the Stockholders approved a reverse split of the Company's authorized capital on a one new share for ten old shares basis, with the Company's authorized shares remaining at 50 million shares. Unless otherwise noted, all share and per share references herein reflected completion of the reverse split on October 27, 1999.

The company has the following issued and vested warrants to purchase common stock outstanding at December 31, 1999 and 1998:



                                         December 31,                       December 31,
                                                 1999         Granted               1998
Description
-----------
Warrants for common stock
exercisable @ $40.00 *                        633,914            113,914         520,000
Warrants for common stock
exercisable @ $31.25 *                         51,119              7,787          43,332
Warrants for common stock
exercisable @ $25.0 *                         129,767             19,767         110,000
Warrants for common stock
exercisable @ $1.00                         3,537,339          3,537,339              --

                                        =============     ==============    ============
                                            4,352,139          3,678,807         673,332
                                        =============     ==============    ============

* registered with the SEC

All outstanding registered warrants expire on January 19, 2003, being 36 months from the date of the effective registration of their underlying shares. The warrants for $25.00, $31.125 and $40.00 were issued in connection with the Private Placement Offering (the "Offering") which took place in December 1995 and January 1996. Warrants to purchase 420,000 and 100,000 shares of common stock at exercise prices of $40.00 and $25.00 per share were issued to investors in the Offering; warrants to purchase 100,000 and 43,332 shares of common stock at exercise prices of $40.00 and $31.25 per share respectively were issued to the placement agent and sub-distributors for the Offering; and warrants to purchase 160,000 and 120,000 shares of common stock at exercise prices of $31.25 and $25.00 respectively were issued to certain of the founding shareholders, all of which warrants expired at December 31, 1998. In September 1996, 10,000 shares and warrants to purchase an additional 10,000 shares at an exercise price of $25.00 were issued to a director for consulting services. The Company was obligated to issue to the former Unimedia stockholders 113,914, 7,787 and 19,767 warrants to purchase shares of common stock at exercise prices of $40.00, $31,25 and $25.00 respectively.

On December 18, 1998, the Board approved the grant of a two year warrant to purchase an aggregate of 1,600,000 shares at an exercise price of $1.00 per share to Diamond Production, a company owned by two executive directors. This grant was approved at the stockholders' meeting on October 22, 1999.

In May 1999, Groupe AB and Superstar made a loan to the Company in the aggregate amount of $300,000 and in August 1999, Groupe AB made a loan to the Company in the aggregate of $327,339. The loans are due in two years and carry interest at the rate of 10% per annum. In connection with the loan, the Company granted two-year warrants to purchase an aggregate of 627,339 shares of the Common Stock at an exercise price of $1.00 per share.

In September 1999, Groupe AB provided to a bank a form of guaranty for half of a DM3,000,000 (approximately $1.6 million) bank facility granted to Onyx Television. In connection with the guaranty, the Company granted

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

Groupe AB a two year warrant to purchase 810,000 shares of Common Stock at an exercise price of $1.00 per share. In the event that the bank guaranty is called upon, the Company will be obligated to issue to Groupe AB such number of shares of common stock at $1.00 per share as is equal to the amount paid by Groupe AB under its guaranty.

In December 1999, Groupe AB made a loan to the Company in the amount of $500,000. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two- year warrant to purchase 500,000 shares of the Common Stock at an exercise price of $1.00 per share.

During 1998, Unimedia transferred 154,000 shares of Common Stock to Gralec Establishment for an aggregate purchase price of $500,000. We have registered the shares of Common Stock transferred to Gralec, pursuant to a registration rights agreement. The Company, however, failed to register the Common Stock by November 30, 1999 as required under the registration rights agreement. In order to extend the period during which registration of the Common Stock could be completed, the Board approved on December 29, 1999 to; (1) sell to Gralec Establishment 220,000 shares of Common Stock for a purchase price equal to the net proceeds from the sale of certain shares held by Unimedia (50,000 ActivCard shares), and (2) grant Gralec Establishment an option to purchase 600,000 shares of our authorized but issued Common Stock at an exercise price of $1.00 per share for a period of eighteen months. On January 19, 2000 all shares and options granted to Gralec were effectively registered and the eighteen month exercise period will start on February 19, 2000.

Subject to the compliance with applicable U.S. securities laws and the approval of an increase in the Company's authorized Common Stock to allow for such action, the Company will offer the warrant holders the right, for a period of 9 months, to exercise their warrants and receive two shares of Common Stock at an exercise price of $3.00 per share with the exception of one of its warrant holders, Auric Investments Limited ("Auric"). Auric will be given the right to subscribe to purchase 156,416 shares of Common Stock on the basis of two shares for each of the 78,208 warrants which they hold, but at an exercise of $2.00 per share. Auric was granted this lower price due to the assistance which they provided to the Company in helping the Company to re-obtain the quotation on the Bulletin Board maintained by NASD.

If the holders of the outstanding warrants do not exercise this right, the warrants will remain outstanding on their original terms until their expiration date.

COMMON STOCK PURCHASE OPTIONS                              OUTSTANDING                              OUTSTANDING
                                                          AT DECEMBER                              AT DECEMBER
DESCRIPTION                                                  31, 1999             GRANTED            31, 1998
Executive officers options exercisable @ $5.70                 37,500                                   37,500
of which vested                                                30,000                                   22,500
Officers Options exercisable @ $25.00                          30,000                                   30,000
of which vested                                                30,000                                   20,000
Executive officers options exercisable @ $3.50                400,000                                  400,000
of which vested                                               159,998                                   80,000
Non-employee directors options exercisable @ $3.50             50,000                                   50,000
of which vested                                                50,000                                   50,000
Option to Diamond Production exercisable @ $1.00                    -                 --             1,600,000
                                                        -------------        -------------      --------------
Total Exercisable                                             517,500                 --             2,117,500
                                                        -------------        -------------      --------------

On August 1, 1997, the Company has entered into three-year employment agreements with the executive officers providing for them to receive, in addition to other compensations, options to purchase 20,000 and 17,500 shares of common stock at an exercise price of $5.70 per share, the price at which transactions were effected at the time. The options vested 2/5 upon the effective date of the agreement and will vest 1/5 on each of the first, second and third anniversaries, respectively, of the agreement. These options expire 36 months from the date of their effective registration.

The Chief Financial Officer as part of his service contract was entitled to receive options in each of the years 1996, 1997 and 1998 to purchase in aggregate, 30,000 common shares of the Company at $25.00, the price at which transactions were effected at the time. These options expire 36 months from the date of their effective registration.

On March 10, 1998, the Board of Directors granted options to four executive officers of the company to purchase an aggregate of 400,000 shares of common stock at an exercise price of $3.50 per share (the price of which common stock was negotiated on the date of grant). On the same date, non-employee directors were granted options to

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

purchase an aggregate of 50,000 shares at the same price. The option vested to executive officers 20,000 each in 1998, with the balance over 3 years, and to non-employee directors immediately. The options are valid for 5 years and expire on March 10, 2003.

On December 18, 1998, the Board approved the grant of a two year warrant to purchase an aggregate of 1,600,000 shares at an exercise price of $1.00 per share to Diamond Productions, a company owned by two executive directors. This grant was approved at the Stockholders meeting on October 22, 1999. These are now shown as "Warrants for Common Stock exercisable @ $1.00."

PRO FORMA NET LOSS AND NET LOSS PER SHARE

The Company has adopted the disclosure requirement of SFAS No. 123, "Accounting of Stock-Based Compensation" and, as permitted under SFAS No. 123 applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock options. Since the Company awarded the stock options with no discount as compared with the market price at the time of the grants, there was no related compensation costs for any of the years presented based on the estimated grant date fair value as defined by FAS 123. The Company pro-forma net loss and loss per share for the year ended December 31, 1999 and 1998 are as follows:


                                          1999                      1998
                                            $                        $

Proforma net loss
Basic and diluted                    (14,624,976)               (10,767,547)

Pro forma net loss per share
Basic and diluted                         (1.90)                     ($2.69)

CONVERTIBLE DEBT

On October 22, 1999 the Company's Stockholders approved a reverse stock split of the Common Shares of the Company, with the Company's authorized shares remaining at 50 million shares, thereby automatically increasing the authorized but unissued common shares available for issuance. Following approval, the derivative securities outstanding at that date (principal and interest accrued - see below) were exercised and automatically converted into common stock (See
Note 1). The following shows the derivative securities outstanding as of December 31, 1999.


                                                                                          SHARES ISSUED
                                                                                          ON CONVERSION
                                                                            SHARES          FOLLOWING
                                                          CONVERSION      ISSUABLE ON     STOCKHOLDER'S
                            PAYEE            $            PRICE ($)       CONVERSION         MEETING
--------------------------------------    ------------   ------------------------------  ----------------
Superstar Ventures Ltd.                              -           1.00               -          1,250,000
Superstar Ventures Ltd                               -           1.00               -            400,000
Groupe AB                                            -           1.00               -          2,000,000
Superstar Ventures Ltd                               -           1.00               -          5,000,000
Groupe AB (1)                                        -           1.00               -          3,720,000
Groupe AB                                            -           1.00               -          5,578,416
Interest and penalty interest accrued                -           1.00               -          4,649,839
                                         -------------                   ------------    ---------------
                                                     -                              -         22,598,255
                                         -------------                   ------------    ----------------

(1) The debt is part of a convertible note under which Groupe AB is providing services with a value of $6,640,000 over 2 years. See Note 10
         - Lease commitments, shares will be issued at the rate of 260,000 shares per month at $1.00 per share. The total shares of common stock to be issued under this note are 6,640,000.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999



                                                             December 31,              December 31,
BASIC EPS COMPUTATION                                                1999                      1998

Net income of continuing operations                          (14,624,976)             ($10,459,015)
                                                         ----------------        ------------------

Net loss                                                     (14,624,976)             ($10,767,547)
                                                         ----------------        ------------------

Weighted Average Number of Shares                               7,707,446                 4,009,413
                                                         ----------------        ------------------

Basic EPS Net loss of continuing operations                       ($1.90)                   ($2.61)
                                                         ----------------        ------------------

Basic EPS Net loss including discontinued operations              ($1.90)                   ($2.69)
                                                         ----------------        ------------------

DILUTED EPS COMPUTATION

Weighted average shares                                         7,707,446                 4,009,413
Warrants(1)                                                             -                         -
Convertible debt(1)                                                     -                         -
Board options - 1,869,998 vested in 1998 and 1999                       -                         -

                                                         ----------------        ------------------
                                                                7,707,446                 4,009,413
                                                         ----------------        ------------------

Diluted EPS Net Loss of Continuing Operations                     ($1.90)                   ($2.61)
                                                         ----------------        ------------------

Diluted EPS Net Loss Including Discontinued Operations            ($1.90)                   ($2.69)
                                                         ----------------        ------------------

--------------------
            (1) The computation does not assume exercise of the warrants or options since it would have an antidilutive effect on earnings per share. In addition to the above, loans of $977,339 and $150,000 received from Groupe AB and Superstar respectively, which are repayable in two years and bear interest at 10% per annum, the Company has granted the lenders a two year warrant to purchase 1,127,339 shares of Common Stock at an exercise price of $1.00 per share. Groupe AB has also been granted a two year warrant to purchase 810,000 shares of Common Stock at an exercise price of $1.00 per share, for providing a guarantee to a bank for a bank facility obtained by Onyx.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

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

            On January 13, 1997, the Company issued a Private Placement Memorandum offering its securities to accredited investors including to all existing stockholders. In the offering, the Company sold an aggregate of 1,200,000 shares of common stock, $.001 par value per share, at a purchase price of $5.00 per share. On March 3, 1997, the offering closed and the aggregate net proceeds to the Company were approximately $5,850,000 after costs.

            On June 30, 1997, the Company received subscriptions for $4 million in a Private Placement offering of its securities to certain accredited investors. In the offering, the Company agreed to issue an aggregate of 701,754 shares of common stock, $.001 par value per share, at a purchase price of $5.70 per share.

            On October 31, 1996, CM (UK) entered into an agreement to borrow up to $2.0 million from Instar Holdings, Inc. ("Instar") to fund working capital requirements ("the Instar loan"). The loan was originally due for repayment on December 31, 1996 or such earlier date as the Company raises additional funds to repay the loan. The loan is guaranteed by the Company and Onyx, and is secured by a change on substantially all of the Company's assets. Interest is payable monthly on the loan and was until December 31, 1997 at the rate of 2% above Lloyds Banks' base rate. Interest as from January 1, 1998 is at the rate of 13% per annum. The terms of the Instar Loan were last amended in July 1998.

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

            On July 23, 1999, the Company settled the Instar Loan. Under the terms of the settlement, the Company paid Instar $2.2 million and 200,000 shares of Common Stock, in full settlement of this loan, $1.7 million being paid on the date of the agreement with balance paid in instalments and was completed in January 2000. As part of the settlement the Company's obligations to Instar and Universal and Instar's and Universal's charge on CM(UK)'s and the Company's assets have been extinguished. (See Note 8). Additionally, the obligations of Latitude Investments Ltd. to the Company (See Note 5) and the Company to Universal in the amount paid to PTT Telecom under the Universal guarantee has been deemed paid in full.

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

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

            On March 25, 1998, Superstar loaned the Company an additional $400,000, payable on the same terms as the MMP Line of Credit.

            On June 16, 1998, the Company entered into two Memorandum of Understanding Agreements ("MOU") with Groupe AB ("AB"), (which is the parent company of MMP) and Superstar to continue to fund the Company's operations. These new Agreements will provide up to $11.64 million, $5.4 million in the form of cash investment to be infused over a one year period, and $6.24 million over a two year period. This funding was initially in the form of debt and that received as at October 31, 1999 was automatically converted into shares of common stock at $1.00 per share upon and after approval of an increase in the Company's authorized capital at the stockholders meeting, held on October 22, 1999. (See Note 15).

            On March 10, 1999, the Company entered into a new $6 Million Convertible Promissory Note Agreement with AB to provide additional funding for the Company's operations including $690,000, for the purchase of certain technical equipment necessary to implement the Service Agreement dated July 27, 1998; $3.1 million loaned in cash and the balance of $2.2 million of the Note was utilized for the settlement of the Instar loan. (See above). The Note bears interest at the rate of 10% per annum, and was automatically converted into the Company's Common Stock on the basis of one share of Common Stock for each $1.00 of principal and interest. This funding was initially in the form of debt and that received as at October 31, 1999 was automatically converted into shares of common stock at $1.00 per share upon and after approval of an increase in the Company's authorized capital at the Stockholder's Meeting, held on October 22, 1999. (See Note 15). The balance of this Loan Note was received after the Stockholder's Meeting and were converted into equity on the same basis.

            In May 1999, Groupe AB and Superstar made a loan to the Company in the aggregate amount of $300,000. The loan was due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted two-year warrants to purchase an aggregate of 300,000 shares of the Common Stock at an exercise price of $1.00 per share.

            In August 1999, Groupe AB made a loan to the Company in the aggregate of $327,339. In connection with the loan, the Company granted a two-year warrant to purchase 327,339 shares of the Common Stock at an exercise price of $1.00 per share.

            The Company's Stockholders special meeting was held on October 22, 1999. The Stockholders approved the following resolutions: (i) a reverse split of the Company's outstanding stock on a one for ten basis; (ii) the terms of the financial arrangements between the Company and Groupe AB, and between the Company and Superstar Ventures; (iii) the grant of an option to an entity controlled by the Company's Chairman and Chief Executive to purchase 1.6 million post reverse split shares of the Company's common stock at an exercise price of $1.00 per share; and additionally the stockholders elected five directors.

            Following the reverse split, in accordance with its financial arrangements with Groupe AB and Superstar, the Company issued 22,598,255 post reverse split shares in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest. The Company also issued 788,999 additional shares in conversion of $790,000 of certain sundry loans (see Note 8) and also issued 345,000 additional shares to other parties to which it was obligated, including Instar Holdings Inc. which received 200,000 shares as part of its settlement with the Company as described above. In December 1999, Groupe AB received an additional 841,584 shares of Common Stock in consideration, for $400,000 for services and $120,000 cash advances provided in November and December 1999 under the June 1998 $6.24 million agreement described above, and in consideration for $200,000 paid in respect of the Instar Loan and $121,584 for cash received. After all of these shares issuances, at December 31, 1999 the Company has 28,583,251 shares of common stock outstanding and Groupe AB's and Superstar's stock holding represented 51.8% and 33%, respectively.

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

17.         SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA

            Thefollowing financial information is summarized by business segment and country.
                 - The television media segment contains the operations of
                   Onyx; and
                 - The technology segment contains the operations of Unimedia,
                   Pixel and Topcard.

            Capital Media Group's activities are concentrated in Germany, France and Israel (Revenues account for: 1999 - approximately 67%, 15%, and 18% respectively, to December 1998 - approximately 31%, 39% and 29% respectively).


                                                      Television                     Elimination &
                                                         Media        Technology       Corporate         Total
                                                          ($)             ($)             ($)             ($)
YEAR ENDED DECEMBER 31, 1999
Revenues                                              1,816,016         912,955              -        2,728,971
Inte-segment revenues                                         -               -              -                -
                                                  -------------   -------------   ------------   --------------
Total revenues                                        1,816,016         912,955              -        2,728,971
(Losses) from operations                             (4,772,697)       (348,131)    (2,382,370)      (7,503,198)
Other (expenses) income                                  27,837         104,275      1,676,783        1,808,895
Interest revenue                                                          4,259                           4,259
Interest expenses                                       (85,224)       (118,920)    (4,066,649)      (4,270,793)
Other financial income, net                          (3,622,693)        126,841     (1,217,939)      (4,713,791)
Equity in net losses of affiliates                                       (8,075)                         (8,075)
Income tax benefit                                        3,645          54,082                          57,727
                                                  -------------   -------------   ------------   --------------
Net loss                                             (8,449,132)       (185,669)    (5,990,175)     (14,624,976)
                                                  =============   =============   ============   ==============
Total assets                                            670,591       2,247,572      2,166,930        5,085,093
                                                  =============   =============   ============   ==============
Capital expenditure                                     633,643               -          9,223          642,866
                                                  =============   =============   ============   ==============
Depreciation of fixed assets                            274,360         111,843         12,944          399,147
                                                  =============   =============   ============   ==============


                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

            SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA (CONTINUED)



                                                          Television                      Elimination &
                                                             Media         Technology       Corporate        Total
                                                              ($)              ($)             ($)            ($)
YEAR ENDED DECEMBER 31, 1998
Revenues                                                    760,824        1,697,381         10,285       2,468,490
Inte-segment revenues                                            --               --             --              --
                                                      -------------   --------------   ------------   -------------
Total revenues                                              760,824        1,697,381         10,285       2,468,490
(Losses) from operations                                 (7,480,286)        (674,215)    (2,698,237)    (10,852,738)
Other (expenses) income                                     324,495         (348,240)      (441,951)       (465,696)
Interest revenue                                                  0           10,752              0          10,752
Interest expenses                                           (64,352)        (169,086)    (1,061,732)     (1,295,170)
Other financial income, net                               1,795,444          261,318        198,063       2,254,825
Equity in net losses of affiliates                               --          (74,000)       (76,808)       (150,808)
Loss in discontinued business                                    --               --       (308,532)       (308,532)
Income tax benefit/(change)                                  (4,887)          47,774         (1,335)         41,552
Minority interest                                                --           (1,732)            --          (1,732)
                                                      -------------   --------------   ------------   -------------
Net loss                                                 (5,429,586)        (947,429)    (4,390,532)    (10,767,547)
                                                      =============   ==============   ============   =============
Total assets                                              1,066,965        2,385,586      3,156,091       6,608,642
                                                      =============   ==============   ============   =============
Capital expenditure                                         385,788          103,181            611         489,580
                                                      =============   ==============   ============   =============
Depreciation of fixed assets                                135,355          288,123         17,008         440,486
                                                      =============   ==============   ============   ==============

                                                     CAPITAL MEDIA GROUP LIMITED


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999
            SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA (CONTINUED)


                                       GERMANY           FRANCE          ISRAEL            OTHER CORPORATE      TOTAL
YEAR ENDED DECEMBER 31, 1999             ($)              ($)              ($)                ($)             ($)
Revenues                                   1,816,016           428,955          484,000                          2,728,971
Inter-segment revenues                             -                 -                                                   -
                                      --------------   ---------------   --------------   ----------------   -------------
Total revenues                             1,816,016           428,955          484,000                          2,728,971
(Losses ) Income from operations          (4,772,597)         (470,131)         122,000         (2,382,370      (7,503,198)

Other (expense) income                        27,837           104,275                           1,676,783       1,808,895
Interest revenue                                                 4,259                                               4,259
Interest expenses                            (85,224)          (20,920)         (98,000)        (4,066,649)     (4,270,793)
Other financial income, net               (3,622,693)          126,841                          (1,217,939)     (4,713,791)
Equity in net losses of affiliates                                               (8,075)                            (8,075)
Income tax benefit                             3,645            50,282            3,800                             57,727
                                      --------------   ---------------   --------------   ----------------   -------------
Net (loss)/income                         (8,449,132)         (205,394)          19,725         (5,990,175)    (14,624,976)
                                      ==============   ===============   ==============   ================   =============
Total assets                                 670,591         1,578,847          668,725          2,166,930       5,085,093
                                      ==============   ===============   ==============   ================   =============
Capital expenditure                          633,643                 -                -              9,223         642,866
                                      ==============   ===============   ==============   ================   =============
Depreciation of fixed assets                 274,360            64,843           47,000             12,944         399,147
                                      ==============   ===============   ==============   ================   =============




                                       GERMANY           FRANCE          ISRAEL            OTHER CORPORATE      TOTAL
YEAR ENDED DECEMBER 31, 1998             ($)              ($)              ($)                ($)             ($)
Revenues                                     760,824           970,381          727,000             10,285       2,468,490
Inter-segment revenues                            --                --               --                 --              --
                                      --------------   ---------------   --------------   ----------------   -------------
Total revenues                               760,824           970,381          727,000             10,285       2,468,490
(Losses ) Income from operations          (7,480,286)         (932,215)         258,000         (2,698,237)    (10,852,738)

Other (expense) income                       324,495          (343,240)          (5,000)          (441,951)       (465,696)
Interest revenue                                  --            10,752               --                 --          10,752
Interest expenses                            (64,352)         (102,086)         (67,000)        (1,061,732)     (1,295,170)
Other financial income, net                1,795,444           261,318                -            198,063       2,254,825
Equity in net losses of affiliates                --                --          (74,000)           (76,808)       (150,808)
Loss in discontinued business                     --                --               --           (308,532)       (308,532)
Income tax benefit                            (4,887)           47,774               --             (1,335)         41,552
Minority interest                                 --            (1,732)              --                 --          (1,732)
                                      --------------   ---------------   --------------   ----------------   -------------
Net (loss)/income                         (5,429,586)       (1,059,429)         112,000         (4,390,532)    (10,767,547)
                                      ==============   ===============   ==============   ================   =============
Total assets                               1,066,965         1,620,586          765,000          3,156,091       6,608,642
                                      ==============   ===============   ==============   ================   =============
Capital expenditure                          385,788           103,181              611                 --         489,580
                                      ==============   ===============   ==============   ================   =============
Depreciation of fixed assets                 135,355           288,123           17,008                 --         440,486
                                      ==============   ===============   ==============   ================   =============


                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999


18.         RELATED PARTY TRANSACTIONS

            In addition to the transactions described in Notes 5, 8, 10, 15 and 16, the related party transactions also include the following:

            Mr. Jacques Dubost acts as consultant on behalf of his company, Valfab, S.C.B. In 1997, the Company paid to Valfab fees relating to introducing investors to Unimedia who purchased Company common stock from Unimedia: a) $195,000 in cash b) 10,666 shares of the Common Stock with a $64,000 value. Further, if Valfab introduces investors to the Company in the future, Valfab will receive commissions not to exceed 8% of the investment made.

            Mr. Karl Hauptmann, a former director and a shareholder of the Company, is a principal of Telor International Limited, which owns 49% of Tinerama Investment ("TIAG"). The other 51% of TIAG was sold by the Company in 1999. Mr. Hauptmann is also a director of TIAG.

            Mr. Stanley Hollander, a former director of the Company, is Senior Vice President and a director of International Capital Growth, Ltd. ("ICG"). The predecessor of ICG was the placement agent in connection with the Company's 1995/96 private placement, for which it received direct commissions and expense allowances of an aggregate of $1,339,000, 34,666 shares of Common Stock and warrants to purchase 34,666 and 78,125 shares of Common Stock at an exercise price of $31.25 and $40.00, respectively. In April 1997, ICG received 9,333 shares of common stock for services. Additionally, in June 1998, Mr. Hollander on behalf of ICG agreed to continue to assist the Company in an advisory role at no additional charge.

            Mr. James Leitner, a former director and shareholder of the Company is a principal of Falcon Management which loaned $335,000 to Unimedia in 1995 and was repaid in 1998.

                                 Exhibit Index

Item No.    Description
-------     ------------
4.3         Amendment to Articles of Incorporation dated as of March 16, 2000 canceling the Series A Preferred Stock.
27.1        Financial Data Schedule.