Form 10QSB
period 2000-03-31
CAPITAL MEDIA GROUP LTD
filed 2000-06-06
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 0-21051


                          CAPITAL MEDIA GROUP LIMITED
    ------------------------------------------------------------------------
              (exact name of small business issuer in its charter)



               Nevada                                      87-0453100
-----------------------------------------       --------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


         2 rue du Nouveau Bercy
        94220, Charenton, France
-----------------------------------------       --------------------------------
 (Address of principal executive offices)                 (Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _x_ NO __

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2000, there were 29,553,251 shares of the Common Stock issued and outstanding.

        Transitional Small Business Disclosure Format. YES __ NO _X_

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements for the quarter covered by this report are attached hereto in accordance with item 310(b) of Regulation S-B.

Index to Financial Statements

Consolidated Balance Sheet at March 31, 2000 (unaudited) and December 31, 1999....................................3

Unaudited Consolidated Statement of Operations for
     the three months ended March 31, 2000 and 1999 ..............................................................4

Unaudited Consolidated Statement of Changes in Stockholders' Equity for
     the three months ended March 31, 2000 and the year ended December 31, 1999...................................5

Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2000 and 1999 ................6

Notes to Unaudited Consolidated Financial Statements..............................................................7

                                                     CAPITAL MEDIA GROUP LIMITED

UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 2000

                                                              Note          March 31,          December 31,
                                                                            2000               1999
ASSETS                                                                      -Unaudited-
Cash and cash equivalents                                                   $   418,763        $   181,352
Accounts receivable trade, net of allowances
   for doubtful accounts of $0                                3               1,016,007          1,345,979
 (December 31, 1999 - $28,234)
Inventories, net                                                                152,720            114,744
Prepaid expenses and deposits                                                    41,207             33,784
                                                                            ------------       ------------
TOTAL CURRENT ASSETS                                                          1,628,697          1,675,859

Investments                                                                       6,975              6,985
Equity in affiliated companies                                                  101,800            112,725
Intangible assets, net of accumulated amortization of
   $3,305,509 (December 31, 1999 - $3,171,811)                4               2,051,608          2,204,271
Property, plant and equipment, net                            5               1,017,970          1,085,253
                                                                            ------------       ------------
TOTAL ASSETS                                                                $ 4,807,050        $ 5,085,093
                                                                            ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                            $ 2,042,096        $ 2,223,375
Accrued expenses                                                              1,425,686          1,620,310
Related parties loans repayable within one year               6               3,266,457          1,259,583
Bank debt due within one year                                                   745,236          1,607,007
                                                                            ------------       ------------
TOTAL LIABILITIES                                                             7,479,475          6,710,275

COMMITMENTS AND CONTINGENCIES                                                         -                  -

MINORITY INTEREST IN SUBSIDIARIES                                               402,477            402,477
                                                                            ------------       ------------
                                                                              7,881,952          7,112,752
                                                                            ------------       ------------

STOCKHOLDERS' EQUITY
Common stock - 50,000,000 shares authorized:
$0.001 par value  29,553,251 (December 31, 1999 -
  28,583,251) issued and outstanding,                          1-13              29,550             28,580
Additional paid in capital                                                   56,740,288         55,771,258
166,791 shares held by subsidiary (December 31, 1999 -
  166,791) at cost                                                             (950,712)          (950,712)
                                                                            ------------       ------------
                                                                             55,819,126         54,849,126
Cumulative translation adjustment                                             6,677,735          5,986,265
Accumulated deficit                                                         (65,571,763)       (62,863,050)
                                                                            ------------       ------------

TOTAL STOCKHOLDERS' EQUITY                                                   (3,074,902)        (2,027,659)
                                                                            ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 4,807,050        $ 5,085,093
                                                                            ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                                       3

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2000

                                                              3 months ended         3 months ended
                                                              March 31,              March 31,
                                                              2000                   1999
                                                              (Unaudited)            (Unaudited)
                                                  Note
Operating revenue                                              $  834,414             $  584,892

Operating costs
Staff costs                                                       657,889                611,525
Depreciation and amortization                                     225,604                221,655
Other operating expenses                                        1,748,656              1,612,858
                                                              -----------            -----------
                                                               (2,632,149)            (2,446,038)

Operating loss                                                 (1,797,735)            (1,861,146)

Other (expense)                                                   (44,470)               (11,088)
Financial (expense)                               10
    Interest payable                                             (105,561)            (2,494,553)
    Foreign exchange (loss)                                      (749,720)              (816,076)
Equity in net loss of affiliates                                  (10,925)               (55,437)
                                                              -----------            -----------
Loss from continuing operations before taxation                (2,708,411)            (5,238,300)
Income tax benefit (expense)                                         (302)                  (121)
                                                              -----------            -----------
                                                               (2,708,713)            (5,238,421)
Discontinued operations:
Net loss from operation of discontinued
subsidiary                                                             --                 (1,700)
Minority interest                                                      --                 (2,005)
                                                              -----------            -----------
 Net loss                                                     $(2,708,713)           $(5,242,126)
                                                              ===========            ===========

Net loss per share for continuing operations
- basic                                                       $     (0.09)           $     (1.31)
                                                              ===========            ===========
- diluted                                                     $     (0.09)           $     (1.31)
                                                              ===========            ===========
Net loss per share including discontinued operations
- basic                                                       $     (0.09)           $     (1.31)
                                                              ===========            ===========
- diluted                                                     $     (0.09)           $     (1.31)
                                                              ===========            ===========
Weighted average shares - basic                                28,725,695              4,009,413
                                                              ===========            ===========
Weighted average shares -diluted                               28,725,695              4,009,413
                                                              ===========            ===========

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2000 and the year ended December 31, 1999

                                                                        Cumulative
                                              Shares      Additional    other
                                              held by     paid-in       comprehensive    Accumulated        Total
                            Common stock      subsidiary  capital       income(deficit)  deficit
                           Shares      $               $           $               $               $            $
Balance at
  January 1, 2000      28,583,251     28,580   (950,712)   55,771,258     5,986,265     (62,863,050)   (2,027,659)

 Shares Issued            970,000        970          -       969,030                                     970,000

Translation adjustment                                                      691,470                       691,470
Net loss                                     -          -           -             -      (2,708,713)   (2,708,713)
                                                                                                       -----------
Comprehensive loss                                                                                     (2,017,243)
                       ----------     ------   ---------   ----------     ---------     ------------   -----------
  Balance at
  March 31, 2000       29,553,251     29,550   (950,712)   56,740,288     6,677,735     (65,571,763)   (3,074,902)
                       ==========     ======   =========   ==========     =========     ============   ===========

                                                                        Cumulative
                                              Shares      Additional    Other
                            Common   Stock    held by     paid-in       comprehensive    Accumulated        Total
                                              subsidiary  capital       income(deficit)  deficit
                           Shares      $               $           $               $               $            $

Balance at
  January 1, 1999       40,094,139    40,090  (950,712)   31,155,909        756,406     (48,238,074)  (17,236,381)
Adjustment for
  reverse split (see   (36,084,726)  (36,081)                 36,081
  Note 1)
                        ----------    ------  ---------   -------------   ---------     ------------  ------------
Balance at
  January 1, 1999        4,009,413     4,009  (950,712)   31,191,990        756,406     (48,238,074)  (17,236,381)
  adjusted

Shares Issued           24,537,838    24,571         -    24,669,268              -               -    24,693,839

Commissions Paid                 -         -         -       (90,000)             -               -       (90,000)

Translation adjustment           -         -         -            -       2,879,580                     5,229,859

Net loss                                   -         -            -               -     (14,624,976)  (14,624,976)
                                                                                                      ------------
Comprehensive loss                                                                                     (9,395,117)
                        ----------    ------  ---------   ----------      ---------     ------------  ------------
  Balance at
  December 31, 1999     28,583,251    28,580  (950,712)   55,771,258      5,986,265     (62,863,050)   (2,027,659)
                        ==========    ======  =========   ==========      =========     ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CASHFLOWS
For the three months ended March 31, 2000 and 1999

                                                                                3 months ended    3 months ended
                                                                                March 31,         March 31,
                                                                                2000              1999
                                                                                $                 $
Cash flows from operating activities
Net loss                                                                        (2,708,713)       (5,242,126)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                  225,604           221,655
    Other income arising from disposal of investments                                   --            55,437
    Equity in net losses of affiliates and minority interests                       10,925             2,005
Changes in assets and liabilities :
    (Increase) / decrease in other assets and inventories                          (45,148)           13,982
    Decrease / (increase) in accounts receivable                                   329,972           (14,632)
    (Decrease) / increase in accrued expenses and other liabilities               (329,028)          325,945
                                                                               -------------     -------------
Net cash used in operations                                                     (2,516,388)       (4,637,734)
                                                                               -------------     -------------
Cash flows from investing activities
Acquisition of plant and equipment                                                  (5,900)         (800,000)
                                                                               -------------     -------------
Net cash (used) in investing activities                                             (5,900)         (800,000)
                                                                               -------------     -------------
Cash flows from financing activities
Increase in short term debt                                                      1,960,000         2,934,000
Repayment of loans                                                                      --          (600,000)
Issuance of shares                                                                 970,000                --
                                                                               -------------     -------------
Net cash provided by financing activities                                        2,930,000         2,334,000
                                                                               -------------     -------------

Effect of exchange rate changes on cash                                            691,470         2,879,580
                                                                               -------------     -------------
Net (decrease) / increase in cash and cash equivalents                           1,099,182          (224,154)
Cash and cash equivalents at beginning of period                                (1,425,655)          583,320
                                                                               -------------     -------------
Net (debt) / cash and cash equivalents at end of period                           (326,473)          359,166
                                                                               =============     =============
Supplemental data:

Interest paid                                                                       58,687             7,976
Income tax paid                                                                        302               121


The accompanying notes are an integral part of these consolidated financial statements.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000

       1. SIGNIFICANT ACCOUNTING POLICIES

       The unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

       Principles of consolidation

       The unaudited consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries, Capital Media (UK) Limited ("CM(UK)"), and Onyx Television GmbH ("Onyx"), together with the Company's 81.6% owned subsidiary Unimedia SA ("Unimedia") and Unimedia's wholly owned subsidiary, Pixel Limited ("Pixel"), and its 90% owned subsidiary TopCard SA ("TopCard"). All inter company accounts and transactions have been eliminated in consolidation. Pixel's 47.5% interest in Henry Communications Limited ("Henry"), have been accounted for using the equity method, after the elimination of all significant intercompany balances and transactions.

       Tinerama Investment AG ("Tinerama"), a 51% owned subsidiary, was sold in December 1999 (See Note 7). CM(UK)'s 50% interest in Blink TV Limited ("Blink") was sold in December 1999. Neither of these former investments is consolidated.

       Interim Adjustments

       The consolidated financial statements as of, and for the periods ended March 31, 2000 and March 31, 1999, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

       Inventories

       Inventories are stated at the lower of first-in, first-out cost or market value. Inventories include both raw materials and finished goods.

       Intangible Assets

       Intangible assets represent purchased broadcast licenses, computer software and goodwill arising on acquisition of subsidiary undertakings. The amounts in the balance sheet is stated net of the related accumulated amortization. Computer software is amortized in the year of acquisition. Broadcast licenses and goodwill are amortized on a straight-line basis over periods not exceeding six years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate that the carrying value of the assets may not be recoverable, by comparing the undiscounted future cash flows from such assets with the carrying value of the assets. An impairment loss would be computed based upon the amount by which the carrying amount of the assets exceeds its fair value at any evaluation date.

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

                                                     CAPITAL MEDIA GROUP LIMITED

       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       For the three months ended March 31, 2000

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

       Revenue recognition

       Sales are recognized when products and services are delivered and when advertisements are broadcast and thereby invoiced to the customer. Intercompany charges are eliminated on consolidation and not included in revenues.

       Research and development costs

       Research and development costs are charged to expense as incurred.

       Earnings per share

       Basic income per share is calculated on the basis of weighted average outstanding shares. Diluted income per share is computed on the basis of weighted average outstanding common shares, plus potential common shares assuming exercised stock options and conversion of outstanding convertible securities where issued. The computation of earnings per share does not assume exercise of the warrants or options if they would have an antidilutive effect on earnings per share.

       Fair value of Financial Instruments

       The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company and other long-term financing at December 31, 1999 and March 31, 2000 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar debt instruments.

       Reclassification and Restatement

       On October 27, 1999, the Company effected a reverse split of its outstanding common stock on a one share for ten share basis, with its authorized shares remaining at 50 million shares (see Stockholders' Meeting below). Unless otherwise stated, all per share data contained herein has been adjusted to reflect the completion of the reverse split.

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

       Stockholders meeting

       A meeting of the Company's Stockholders was held on October 22, 1999. At the meeting, the stockholders approved the following resolutions; (i) a reverse split of the Company's outstanding stock on a one share for ten shares basis; with the Company's authorized shares remaining at 50 million shares; (ii) the terms of the financial arrangements between the Company and Groupe AB S.A., and between the Company and Superstar Ventures Limited ("Superstar") and (iii) the grant of an option to an entity controlled

                                                     CAPITAL MEDIA GROUP LIMITED

       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       For the three months ended March 31, 2000

       by the Company's Chairman and Chief Executive and Chief Operating Officer to purchase 1.6 million shares of the Company's common stock at an exercise price of $1.00 per share.

       Following the reverse split, which was effected on October 27, 1999, in accordance with its financial arrangements among the Company, Groupe AB and Superstar, the Company issued 22,598,255 shares to Groupe AB and Superstar, in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest (see Note 13). At March 31, 2000, the Company has 29,553,251 shares of common stock outstanding.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2000

2.     GOING CONCERN

       The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended March 31, 2000 and the year ended December 31, 1999, the Company incurred net losses of $2,708,713 and $14,224,976 respectively.

       At March 31, 2000, the Company had net current liabilities of $5,850,778 and its total liabilities exceeded its total assets by $3,074,902. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

       The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in
       Note 16, the Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain cash flow positive and profitable operations.

3.     ACCOUNTS RECEIVABLE

                                                March 31,         December 31,
                                                1999              1999
                                                $                 $
       Accounts receivable comprise:

       Trade receivables                           455,134           500,954
       Taxation receivables                         45,657            37,654
       Other debtors receivable                    515,216           807,371
                                                -----------       -----------
                                                 1,016,007         1,345,979
                                                ===========       ===========

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000


4.    INTANGIBLE ASSETS
                                                      March 31,     December 31,
                                                      2000          1999
                                                      $             $
      Purchase broadcast licenses                       239,295        241,755
      Computer Software                                 552,626        569,131
      Goodwill                                        4,565,196      4,565,196
                                                     ------------  -------------
                                                      5,357,117      5,376,082
      Less accumulated amortization                  (3,305,509)    (3,171,811)
                                                     ------------  -------------
                                                      2,051,608      2,204,271
                                                     ============  =============

      Goodwill net of amortization is as follows:
                                                      March 31,     December 31,
                                                      2000          1999
                                                      $             $
      Unimedia                                        1,559,382      1,674,695
      TopCard                                           423,328        452,232
      Pixel                                              49,338         53,965
                                                     ------------  -------------
                                                      2,032,048      2,180,892
                                                     ============  =============

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of:      March 31,     December 31,
                                                      2000          1999
                                                      $             $
      Fixtures, fittings and equipment                3,454,709      3,505,303
      Less accumulated depreciation                  (2,436,739)    (2,420,050)
                                                     ------------  -------------
                                                      1,017,970      1,085,253
                                                     ============  =============

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000


6.     LOANS REPAYABLE WITHIN ONE YEAR

                                                March 31,       December 31,
                                                2000            1999
                                                $               $

       Instar Holdings Ltd                              -         100,000
       Groupe AB, S.A.                          2,537,339         977,339
       Superstar Investments Ltd                  650,000         150,000
       Interest accrued                            79,118          32,244
                                                ---------       ---------
       Related party loans                      3,266,457       1,259,583
                                                =========       =========
The terms of the loans are:

The terms of Groupe AB and Superstar loans are detailed in Note 13.

7.     DISCONTINUED OPERATIONS AND DIVESTMENTS

TINERAMA

During 1998, the Company approved a decision to sell its interests in the Romanian group of companies, Tinerama. The sale was for a nominal sum and the transaction was agreed to in November 1999 and concluded in February 2000. The results of the Tinerama business in 1999 were reported separately as a discontinued operation.

BLINK

In December 1999, the Company's 50% interest in Blink was sold to RCL Communications Ltd, the other joint investor for a nominal sum and existing loans of (pound)130,000 (approximately $200,000) were converted into new redeemable equity equating to approximately 19% of Blink. If successful in the future, Blink will be obligated to repay the redeemable equity.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000

8.     COMMITMENTS AND CONTINGENCIES

       Lease Commitments

       In October 1999, the Company entered into a monthly agreement to lease offices, as well as the use of studio, post production and editing facilities in Cologne, Germany. Under the terms of the office agreement the Company is committed to paying DM 180,000 ($90,000 at March 31, 2000 exchange rates) per annum.

       The Company has also entered into leases for office space in France, expiring between 1999 and 2002 at an annualized cost of $95,000 (at March 31, 2000 exchange rates).

       Group AB provides, under the terms of a two year service agreement which commenced October 1, 1998, broadcasting facilities for Onyx, comprising of the uplink, master control, and satellite transponder broadcasting and cable transmission contribution, at an annual cost of $3,120,000

       The total rental expense in 1999, including transponders and lease commitments as above, is $2,288,870.

       Minimum lease payments under operating leases as of March 31, 2000 are as follows:

       Years ending December 31,
       2000                                            $2,607,000
       2001                                               267,000
       2002                                               267,000
       2003                                               267,000
       2004 and thereafter                                317,000
                                                       ----------
                                                       $3,725,000
                                                       ==========

       The Company is committed to pay to its directors under employment agreements an aggregate of $550,000 during the year ended December 31, 2000.

       RETIREMENT INDEMNITIES AND PENSION PLANS

       Retired employees benefit from State or Government sponsored pension schemes. Contributions by employers to these sponsored schemes are expensed as incurred. There are no specific supplemental pension plans operated by the Company or any subsidiary. There is no liability arising from retirement indemnity.

9.     RESEARCH AND DEVELOPMENT COSTS

       TopCard is involved in the development of specific applications based upon smart card technology including remote security Internet access and infra-red contactless smart card technology.

                                                    March 31,        March 31,
                                                    2000             1999
                                                    $                $
       Research and development costs                   53,695            61,296
                                                    ==========       ==========

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000

10.    FINANCIAL EXPENSE

                                                  3 months ended     3 months
                                                  March 31,          ended
                                                  2000               March 31,
                                                  $                  1999
                                                                     $

       Interest expense                                 (105,561)      (816,076)
       Foreign currency exchange (loss)                 (749,720)    (2,494,553)
                                                    -------------    -----------
                                                        (855,281)    (3,310,629)
                                                    =============    ===========

The foreign currency exchange loss in 2000 and in 1999 arose primarily from the exchange differences arising in the inter-company loan between CM(UK) and Onyx recorded in pounds sterling and German Marks, respectively.


11.    INCOME TAXES

       Net operating loss carry forwards which give rise to deferred tax assets at March 31, 2000 are as follows:

                                                   March 31,       December 31,
                                                   2000            1999
                                                  $                $

       Deferred tax asset on unrealized tax losses    23,758,000     23,251,000
       Timing differences                                    -          409,000
                                                    -------------    -----------
       Valuation allowances                          (23,758,000)   (23,660,000)
                                                    -------------    -----------
       Total deferred tax assets                             -              -
                                                    =============    ===========

       The Company has significant deferred tax assets (approximately $21,500,000) corresponding to tax losses arising primarily from the operating losses incurred by Onyx, in Germany. These tax losses are available to be carried forward indefinitely to be set off against future profits in Germany. However, at the end of 1999, the management forecast that the Company will not be profitable in 2000 and therefore no credit for income tax was recorded. The Company will continue to review its tax valuation allowance in future periods.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000

12.    LITIGATION

       In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favour of Onyx. The plaintiff appealed against the ruling and has claimed DM168,000 (US$86,000) in respect of his 1997 salary. The court is currently considering new evidence put forward by Onyx at the last hearing in April 2000. Onyx believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of the matter.

       In May 1998, TV Strategies, a US Dallas based television services company, obtained a default judgement against Onyx for DM300,000 ($154,000), plus interest, relating to services which TV Strategies alleged that they provided to Onyx. In March 1999, the default judgement was set aside by the Texas Appeals Court and in February 2000, Onyx agreed to pay $120,000 to TV Strategies in full settlement of the dispute.

       Unimedia has filed a court action against two of its shareholder's (Oradea and Pardo) for damages which it believes have been caused by reason of their inappropriate action against Unimedia. Oradea, its stockholder Ludolo and Pardo have recently commenced actions through the court in the UK against Montague Koppel, the father of Charles Koppel, the Company's former chairman, and Gilles Assouline with respect to their investments in Unimedia, seeking $1.0 million in the aggregate. While Unimedia and the Company are not a party to the suit, they have indemnified Mr. Assouline for any liability as to which he may be subject. The Company believes that Mr. Assouline has valid defenses to this claim. However, there can be no assurance as to the outcome of the matter.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000

13.    CAPITAL STRUCTURE

       At the Stockholder's Meeting on October 22, 1999, the Stockholders approved a reverse split of the Company's authorized capital on a one new share for ten old shares basis, with the Company's authorized shares remaining at 50 million shares. Unless otherwise noted, all share and per share references herein reflected completion of the reverse split on October 27, 1999.

       The Company has the following issued and vested warrants to purchase common stock outstanding at March 31, 2000 and December 31, 1999:

      Description                          March 31,            Granted             December 31,
                                             2000                                       1999
      Warrants for common stock
      exercisable at $40.00                  633,914                                   633,914
      Warrants for common stock
      exercisable at $31.25                   51,119                                    51,119
      Warrants for common stock
      exercisable at $25.00                  129,767                                   129,767
      Warrants for common stock
      exercisable at $1.00                 7,187,339          3,650,000              3,537,339
                                       -------------------------------------------------------------
                                           8,002,139          3,650,000              4,352,139
                                       =============================================================

      All outstanding registered warrants expire on January 19, 2003, being 36 months from the date of the effective registration of their underlying shares. The warrants for $25.00, $31.25 and $40.00 were issued in connection with a Private Placement Offering ("the Offering") which took place in December 1995 and January 1996. Warrants to purchase 420,000 and 100,000 shares of common stock at exercise prices of $40.00 and $25.00 per share were issued to investors in the Offering. In September 1996, 10,000 shares and warrants to purchase an additional 10,000 shares at an exercise prices of $25.00 were issued to a director for consulting services. The Company was obligated to issue to the former Unimedia stockholders, 113,914, 7,787 and 19,767 warrants to purchase shares of common stock at exercise prices of $40.00, $31.25 and $25.00 respectively.

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

      In September 1999, Groupe AB provided to a bank a form of guaranty for half of a DM3 million (approximately $1.6 million) bank facility granted to Onyx Television. In connection with the guaranty, the Company granted Groupe AB a two year warrant to purchase 810,000 shares of Common Stock at an exercise price of $1.00 per share. In the event that the bank guaranty is called upon, the Company will be obligated to issue to Groupe AB such number of shares of common stock at $1.00 per share as is equal to the amount paid by Groupe AB under its guaranty.

      In December 1999, Groupe AB made a loan to the Company in the amount of $500,000. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase 500,000 shares of the Common Stock at an exercise price of $1.00 per share.

      During 1998, Unimedia transferred 154,000 shares of Common Stock to Gralec Establishment for an aggregate purchase price of $500,000. We have registered the shares of Common Stock transferred to Gralec, pursuant to a registration rights agreement. The Company, however, failed to register the Common Stock by November 30, 1999 as required under the registration rights agreement. In order to extend the period during which registration of the Common Stock could be completed, the Board approved on December 29, 1999: (1) the sale to Gralec of 220,000 shares for the net proceeds from the sale of certain shares held by Unimedia (50,000 ActivCard shares), and
      (2) the grant of an option to Gralec to purchase 600,000 shares of the Company's authorized but issued Common Stock at an exercise price of $1.00 per share for a period of nine months. On January 19, 2000 all shares and options granted to Gralec were effectively registered and the nine month exercise period will start on February 19, 2000.

      In January 2000, the Company granted two year warrants to purchase 1,650,000 shares at an exercise price of $1.00 per share. These warrants were granted to staff members for 250,000; to Jean Francois Klein for 650,000; to David Ho for 250,000 and to Gilles and Michel Assouline for 250,000 each. These warrants were converted in March 2000 into warrants to purchase Company common stock at a purchase price of $1.00 per share exercisable from March 17, 2000 until a three year period following the effective registration of all warrants.

      In January 2000, Groupe AB and Superstar made loans to the Company in the aggregate of $1,000,000. The loans are due in two years and carry interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

      In March 2000, Groupe AB loaned the Company an additional $1,000,000 for working capital. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000

      If the holders of the outstanding warrants do not exercise this right , the warrants will remain outstanding on their original terms until their expiration date.

      COMMON STOCK PURCHASE OPTIONS

    Description                                              Outstanding at      Granted     Outstanding at
                                                                March 31,                     December 31,
                                                                  2000                            1999
    Options granted to Gralec Establishment
    exercisable @ $1.00                                         600,000            600,000            --

    Executive officers options exercisable @ $5.70               37,500                           37,500
    of which vested                                              30,000                           30,000

    Officers options exercisable @ $25.00                        30,000                           30,000
    of which vested                                              30,000                           30,000

    Executive officers options exercisable @ $3.50              400,000             79,998       400,000
    of which vested                                             239,996                          159,998

    Non-employee directors options exercisable @ $3.50           50,000                           50,000
    of which vested                                              50,000                           50,000
                                                             ----------------- -------------- --------------------
    Total exercisable                                         1,117,500            679,998       517,500
                                                             ================= ============== ====================

      On August 1, 1997, the Company entered into three year employment agreements with the executive officers providing for them to receive in addition to other compensations, options to purchase 20,000 and 17,500 shares of common stock at an exercise price of $5.70 per share, the price at which transactions were effected at that time. The options vested 2/5 upon the effective date of the agreement and will vest 1/5 on each of the first, second and third anniversaries, respectively, of the agreement. These options expire 36 months from the date of their effective registration.

      The Chief Financial Officer as part of his service agreement was entitled to receive options in each of the years 1996, 1997 and 1998 to purchase in aggregate, 30,000 common shares of the Company at $25.00 per share, the price at which transactions were effected at the time. These options expire 36 months from the date of their effective registration.

      On March 10, 1998, the Board of Directors granted options to four executive officers of the Company to purchase an aggregate of 400,000 shares of common stock at an exercise price of $3.50 per share (the price at which common stock was negotiated on the date of grant). On the same date, non-employee directors were granted options to purchase an aggregate of 50,000 shares at the same price. The options vested to executive officers, 20,000 each in 1998, with the balance over 3 years, and to non-employee directors immediately. The options are valid for 5 years and expire on March 10, 2003.

      ISSUANCE OF COMPANY SHARES

      In March 2000, the Company's management proposed to invest up to $9.65 million dollars in exchange for up to 6.5 million shares of the Company's authorized but unissued common stock as detailed below:

      Purchase price   Gilles Assouline   Michel Assouline   Jean-Francois Klein   David Ho      Total
      --------------   ----------------   ----------------   -------------------   --------      -----
       $1.00 per share      750,000          1,100,000              750,000         750,000    3,350,000
       $1.50 per share      250,000            300,000              250,000         250,000    1,050,000
       $2.00 per share      250,000            300,000              250,000         250,000    1,050,000
       $2.50 per share      250,000            300,000              250,000         250,000    1,050,000
                          ---------          ---------            ---------       ---------    ---------
       Total              1,500,000          2,000,000            1,500,000       1,500,000    6,500,000
                          =========          =========            =========       =========    =========


      The terms and conditions of this proposed share issuance were recommended by the audit committee on March 17, 2000. In concluding this price to be the fair value for the shares, the audit committee took into consideration the level of funding of the Company required until the end of 2000 and the poor level of trading activity of the Company's shares on the market (making, in their view, the market price of the Common Stock unreliable as a factor in determining value). The audit committee further considered the placement of new issued shares under similar terms and conditions in favor of the non-affiliate shareholders of the Company and recommended this be done in the future. The Board intends that such a placement will be proposed during the next shareholder's meeting.

      PRO FORMA NET LOSS AND NET LOSS PER SHARE

      The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and, as permitted under SFAS No.123 applies Accounting Principles Board Opinion ("APB") No 25 and related interpretations in accounting for its stock options. Since the Company awarded the stock options with no discount as compared with the market price at the time of the grants, there was no related

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000

      compensation costs for any of the years presented based on the estimated grant date fair value as defined by FAS 123.

      The Company pro-forma net loss and loss per share for the three months ended March 31, 2000 and 1999 are as follows:

                                      March 31, 2000             March 31, 1999

                                             $                      $

      Pro forma net loss
      Basic and diluted                 (2,708,713)             (5,242,126)

      Pro forma net loss per share
      Basic and diluted                     ($0.09)                 ($1.31)

      CONVERTIBLE DEBT

      On October 22, 1999 the Company's Stockholders approved a reverse stock split of the Common Shares of the Company, with the Company's authorized shares remaining at 50 million shares, thereby automatically increasing the authorized but unissued common shares available for issuance. Following approval, the derivative securities outstanding at that date (principal and interest accrued - see below ) were exercised and automatically converted into common stock (See Note 1). The following derivative securities outstanding as at December 31, 1999.

    PAYEE                                      $                Conversion      Shares          Shares
                                                                  Price       issuable on     issued on
                                                                   ($)        conversion      conversion
                                                                                              following
                                                                                              Stockholder's
                                                                                              Meeting
    Superstar Ventures Ltd                               -          1.00               -        1,250,000
    Superstar Ventures Ltd                               -          1.00               -          400,000
    Groupe AB                                            -          1.00               -        2,000,000
    Superstar Ventures Ltd                               -          1.00               -        5,000,000
    Groupe AB (1)                                   60,000          1.00          60,000        3,720,000
    Groupe AB (2)                                                   1.00                        5,578,416
    Interest and penalty  interest accrued                          1.00                        4,649,839
                                               -------------                 -------------------------------
                                                    60,000                        60,000       22,598,255
                                               =============                 =================================

(1)    The debt is part of a convertible note under which Groupe AB is providing services and cash advances with a value of $6,640,000 over 2 years. See Note 8 - Lease commitments. Shares will be issued at the rate of 260,000 shares per month at $1.00 per share. The total shares of common stock to be issued under this note are 6,640,000.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000

       BASIC EPS COMPUTATION

                                                                              March 31,         March 31,
                                                                                   2000              1999
                                                                         ------------------ ------------------

      Net loss of continuing operations                                      (2,708,713)      ($5,240,426)
                                                                         ------------------ ------------------
      Net loss                                                               (2,708,713)      ($5,242,126)
                                                                         ------------------ ------------------
      Weighted Average number of Shares                                      28,725,695         4,009,413
                                                                         ------------------ ------------------
      Basic EPS Net loss of continuing operations                             ($0.09)            ($1.31)
                                                                         ------------------ ------------------
      Basic EPS Net loss including discontinued operations                    ($0.09)            ($1.31)
                                                                         ------------------ ------------------

      DILUTED EPS COMPUTATION
      Weighted average shares                                                28,725,695         4,009,413
      Warrants (1)                                                                -                 -
      Convertible debt -  60,000 shares (1)                                       -                 -
      Board options - 1,949,996 vested in 1998 and 1999                           -                 -
                                                                         ------------------ ------------------

                                                                         ------------------ ------------------
      Diluted EPS Net loss of continuing operations                           ($0.09)            ($1.31)
                                                                         ------------------ ------------------
      Diluted EPS Net loss including discontinued operations                  ($0.09)            ($1.31)
                                                                         ------------------ ------------------

(1)    The computation does not assume exercise of the warrants or options since it would have an antidilutive effect on earnings per share. In addition to the above, loans of $477,339 and $150,000 received from
       Groupe AB and Superstar respectively, are repayable in two years and bear interest at 10% per annum.
       The Company has granted the lenders a two year warrant to purchase 627,339 shares of Common Stock at an exercise price of $1.00 per share.

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

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000

       On June 16, 1998, the Company entered into two Memorandum of Understanding Agreements ("MOU") with Groupe AB ("AB") and Superstar to continue to fund the Company's operations. These new Agreements were to provide up to $11.64 million in funding, $5.4 million in the form of cash investment to be infused over a one year period and $6.24 million through providing operating services to the Company over a period of two years. This funding was initially in the form of debt and that received as at October 31, 1999 was automatically converted into shares of common stock at $1.00 per share upon and after approval of an increase in the Company's authorized capital at the stockholders meeting held on October 22, 1999. (See Note 13)

       On March 10, 1999, the Company entered into a $6 Million Convertible Promissory Note Agreement with AB to provide funding for the Company's operations including $690,000, for the purchase of certain technical equipment necessary to implement the Service Agreement dated July 27, 1998; $3.1 million loaned in cash and the balance of $2.2 million of the Note was utilized for the settlement of the Instar loan, (See above). The Note bears interest at the rate of 10% per annum, and was automatically converted into the Company's Common Stock on the basis of one share of Common Stock for each $1.00 of principal and interest. This funding was initially in the form of debt and that received as at October 31, 1999 was automatically converted into shares of common stock at $1.00 per share upon and after approval of an increase in the Company's authorized capital at the Stockholder's Meeting, held on October 22, 1999. (See Note
       15). The balance of this Loan Note was received after the Stockholder's Meeting and were converted into equity on the same basis.

       In May 1999, Groupe AB and Superstar made a loan to the Company in the aggregate amount of $300,000. The loan was due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted two-year warrants to purchase an aggregate of 300,000 shares of the Common Stock at an exercise price of $1.00 per share.

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000

       In August 1999, Groupe AB made a loan to the Company in the aggregate of $327,339. In connection with the loan, the Company granted a two-year warrant to purchase 327,339 shares of the Common Stock at an exercise price of $1.00 per share.

       The Company's Stockholders special meeting was held on October 22, 1999. The Stockholders approved the following resolutions; (i) a reverse split of the Company's outstanding stock on a one for ten basis; (ii) the terms of the financial arrangements between the Company and Groupe AB, and between the Company and Superstar Ventures; (iii) the grant of an option to an entity controlled by the Company's Chairman and Chief Executive to purchase 1.6 million post reverse split shares of the Company's common stock at an exercise price of $1.00 per share; and additionally the stockholders elected five directors.

       Following the reverse split, in accordance with its financial arrangements with Groupe AB and Superstar, the Company issued 22,598,255 post reverse split shares in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest. The Company also issued 789,999 additional shares in conversion of $790,000 of certain sundry loans (see Note 8) and also issued 344,000 additional shares to other parties to which it was obligated, including Instar Holdings Inc. which received 200,000 shares as part of its settlement with the Company (see Note 13). After all of these shares issuances, at December 31, 1999 the Company has 28,583,251 shares of common stock outstanding and Groupe AB's and Superstar's stock holding represented 51.8% and 33%, respectively.

       In December 1999, Groupe AB made a loan to the Company in the amount of $500,000. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase 500,000 shares of the Common Stock at an exercise price of $1.00 per share.

       In January 2000, Groupe AB and Superstar made loans to the Company in the aggregate of $1,000,000. The loans are due in two years and carry interest at the rate of 10% per annum. In connection with the loans, the Company granted a two-year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

       In March 2000, Groupe AB loaned the Company an additional $1,000,000 for working capital. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

15.    SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA

       The following financial information is summarized by business segment and country.

       -  The television media segment contains the operations of Onyx; and

       - The technology segment contains the operations of Unimedia, Pixel and TopCard.

       Capital Media Group's activities are concentrated in Germany, France and Israel (Revenues account for: to March 2000 - approximately 78%, 10% and 12%, respectively, to March 1999 - approximately 56%, 24% and 20%, respectively.

                                                     CAPITAL MEDIA GROUP LIMITED

Three Months Ended March 31, 2000
                                                                              Elimination
                                            Television                             &
                                               Media         Technology        Corporate                       Total
  Revenues                                     633,605         180,809              --                        834,414
  Inter-segment revenues                            --              --              --                             --
                                            ----------      ----------      ----------                     ----------
  Total Revenues                               633,605         180,809              --                        834,414
  Income (losses) from operations           (1,137,361)       (112,260)       (548,114)                    (1,797,735)

  Other income (expense)                        56,792        (101,262)             --                        (44,470)
  Interest expenses                            (27,235)        (31,452)       (46,874)                       (105,561)
  Other financial income (expense), net             --          46,712        (703,008)                      (749,720)
  Equity in net losses of affiliates                --         (10,925)             --                        (10,925)
  Income tax benefit                               (54)           (248)             --                           (302)

                                            ----------      ----------      ----------                     ----------
  Net Loss                                  (1,107,858)       (302,859)     (1,297,996)                    (2,708,713)
                                            ==========      ==========      ==========                     ==========
  Total assets                                 991,597       2,271,325       1,544,128                      4,807,050
                                            ==========      ==========      ==========                     ==========
  Capital expenditure                            5,900              --              --                          5,900
                                            ==========      ==========      ==========                     ==========
  Depreciation of fixed assets                  61,190          10,770           1,223                         73,183
                                            ==========      ==========      ==========                     ==========
                                                                                               Other
                                             Germany           France          Israel        Corporate         Total
  Revenues                                     653,605          83,809          97,000                        834,414
                                            ----------      ----------      ----------      ----------     ----------
  Inter-segment revenues
  Total Revenues                               653,605          83,809          97,000              --        834,414

  Income (losses) from operations           (1,137,361)       (138,260)         26,000        (548,114)    (1,797,735)
  Other income (expense)                        56,792         101,262)        (17,000)             --        (61,470)
  Interest expenses                            (27,235)        (14,452)             --         (46,874)       (88,561)
  Other financial income (expense), net             --         (46,712)             --        (703,008)      (749,720)
  Equity in net losses of affiliates                --              --         (10,925)             --        (10,925)
  Income tax benefit                               (54)           (248)             --              --           (302)

                                            ----------      ----------      ----------      ----------     ----------
  Net Loss                                  (1,107,858)       (300,934)         (1,925)     (1,297,996)    (2,708,713)
                                            ==========      ==========      ==========      ==========     ==========
  Total assets                                 991,397       1,685,725         585,800       1,544,128      4,807,050
                                            ==========      ==========      ==========      ==========     ==========
  Capital expenditure                            5,900              --              --              --          5,900
                                            ==========      ==========      ==========      ==========     ==========
  Depreciation of fixed assets                  61,190          10,770              --           1,223         73,183
                                            ==========      ==========      ==========      ==========     ==========

                                                     CAPITAL MEDIA GROUP LIMITED

                                                                              Elimination
                                            Television                             &
                                               Media         Technology        Corporate                       Total
  Three months ended March 31, 1999
  Revenues                                     326,192         258,700              --                        584,892
  Inter-segment revenues                            --              --              --                             --
                                            ----------      ----------      ----------                     ----------
  Total revenues                               326,192         258,700              --                        584,892
  Income (losses) from operations           (1,218,869)        (55,568)       (586,709)                    (1,861,146)
  Other income (expenses)                       10,244         (21,332)             --                        (11,088)
  Interest revenue                                  --           8,291              --                          8,291
  Interest expense                              (9,395)        (17,971)       (797,001)                      (824,367)
  Other financial income (expense), net     (1,410,090)         38,649      (1,123,112)                    (2,494,553)
  Equity in net losses of affiliates                --          (8,299)        (47,138)                       (55,437)
  Loss in discontinued business                     --              --          (1,700)                        (1,700)
  Income tax benefit                              (121)             --              --                           (121)
  Minority interest                                 --          (2,005)             --                         (2,005)

                                            ----------      ----------      ----------                     ----------
  Net loss                                  (2,628,231)        (58,235)     (2,555,660)                    (5,242,126)
                                            ==========      ==========      ==========                     ==========
  Total assets                               1,921,868       3,822,932       1,192,432                      6,937,232
                                            ==========      ==========      ==========                     ==========
  Capital expenditure                          800,000               0               0                        800,000
                                            ==========      ==========      ==========                     ==========
  Depreciation of fixed assets                  65,331          38,564           3,425                        107,300
                                            ==========      ==========      ==========                     ==========

                                                                                               Other
                                             Germany           France          Israel        Corporate         Total
  Revenue                                      326,192         140,924         117,776              --        584,892
  Inter-segment revenues                            --              --              --                             --
                                            ----------      ----------      ----------      ----------     ----------
  Total revenue                                326,192         140,924         117,776                        584,892
  Income (losses) from operations           (1,218,869)       (101,121)         45,553        (586,709)    (1,861,146)
  Other income (expense)                        10,244         (21,332)             --              --        (11,088)
  Interest revenue                                  --              --           8,291              --          8,291
  Interest expenses                             (9,395)        (17,971)             --        (797,001)      (824,367)
  Other financial income (expense),         (1,410,090)         38,649              --      (1,123,112)    (2,494,553)
  net
  Equity in net losses of affiliates                --                          (8,299)        (47,138)       (55,437)
  Loss in discontinued business                     --              --              --          (1,700)        (1,700)
  Income tax benefit                              (121)                             --              --           (121)
  Minority interest                                 --          (2,005)             --              --         (2,005)
                                            ----------      ----------      ----------      ----------     ----------
  Net loss                                  (2,628,231)       (103,780)         45,545      (2,555,660)    (5,242,126)
                                            ==========      ==========      ==========      ==========     ==========
  Total assets                               1,921,868       3,116,295         706,637       1,192,432      6,937,232
                                            ==========      ==========      ==========      ==========     ==========
  Capital expenditure                          800,000              --              --              --         800,00
                                            ==========      ==========      ==========      ==========     ==========
  Depreciation of fixed assets                  65,311          33,314           5,250           3,425        107,300
                                            ==========      ==========      ==========      ==========     ==========

                                                     CAPITAL MEDIA GROUP LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2000


16.    RELATED PARTY TRANSACTIONS

       See Notes 6, 8, 13 and 14, for information regarding related party transactions.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The financial information included herein should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-QSB. Certain of the data contained herein includes forward looking information and results could differ from that set forth below. This discussion and analysis should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "Form 10-K").

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

      During 1998 and 1999, the Company issued a significant amount of debt convertible into common stock at $1.00 per share (substantially all of which was converted into common stock on October 27, 1999). The Company also issued a substantial number of warrants to purchase shares of common stock at $1.00 per share. During 2000, the Company issued additional warrants at $1.00 per share and granted a subscription at prices starting at $1.00 per share. The Company's Board, when determining to issue this debt and to issue these warrants and this subscription, concluded that the conversion price of such debt (and the exercise price of these warrants and the subscription price of this subscription) was the fair value of the Company's common stock at the date of grant. While the Company's common stock is quoted on the Bulletin Board maintained by the NASD, there is currently only a limited market for the common stock, and no opinion on the valuation of the Company's common stock has been obtained from a third party. While the Company believes that the fair value of its shares was equal to the price at which it issued convertible debt, as well as the exercise price of the warrants and the subscription, if it were to be later determined that the fair value of its common stock on the date of these transactions was greater than $1.00 per share when such convertible debt (and such warrants and subscription) were issued, the difference between the fair market value of such shares and $1.00 per share would be a charge against our operations.

Results of Operations

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Operating revenues for the three months ended March 31, 2000 were $0.83 million, an increase of $0.25 million compared to operating revenues of $0.58 million for the same period in 1999. This increase in operating revenue from period to period was largely attributable to an increase of $0.32 million in operating revenues at Onyx, while operating revenues at Topcard and Pixel decreased by $57,000 and $19,000, respectively, compared to the same period in 1999.

Total revenues at Onyx Television for the three months ended March 31, 2000 totaled $0.65 million, a 103% increase of $0.32 million over revenues of $0.33 million in 1999. Onyx's management firmly believes that its strategic alliance agreement with Groupe AB, the French television production company which is the Company's majority stockholder, together with changes in local regulations effective in 1999, has increased network distribution and the appointed media agency has proved extremely positive, and, although there can be no assurance, that Onyx should be able to substantially increase the development of its revenue over the next year.

The German media authorities have officially confirmed that Onyx's rating in Germany is ahead of its two main competitors VH-1 and VIVA2 and it is planned that Onyx's distributions will increase further during 1999. At the present time, Onyx Television reaches approximately 11 million cable homes and an indeterminable number of direct satellite homes (previously estimated at 2.5 million) in Germany. See the Form 10-K for further information.

Operating costs, including staff costs, depreciation and amortization and operating expense, totaled $2.63 million for three months ended March 31, 2000, compared to $2.45 million for the comparable 1999 period. The small increase in operating costs relates primarily to operating expenses at Onyx.

The substantial decrease in financial expense relates primarily to lower interest expense following the conversion of $22 million of convertible debt into equity in October 1999. Interest expense for the three months ended March 31, 2000 was $0.10 million, compared to $2.49 million for the same period in 1999. In addition, financial expense includes a charge in respect of non cash foreign exchange loss of $0.75 million for the three months ended March 31, 2000, compared to a loss of $0.82 million for three months ended March 31, 1999. The foreign exchange losses arise from changes in currency exchange rates at March 31, 2000 compared to exchange rates at December 31, 1999.

As a result of all of the above factors, the Company's loss from continuing operations was $2.71 million for three months ended March 31, 2000, a decrease of $2.53 million from a loss of $5.24 million for the comparative period in 1999.

TopCard reported an increased loss of $126,000 for three months ended March 31, 2000, compared to a loss of $16,000 for the same period in 1999. TopCard activity in the second half of 1999 to date has been primarily of new development which it expects to be completed by mid 2000. Pixel reported a reduced profit of $2,000, for 2000 compared to a profit of $20,000 for three months ended March 31, 1999. Henry, its 47.5% owned subsidiary recorded a net share of loss of $11,000, compared to a loss of $4,000 recorded for the corresponding period in 1999. Henry is accounted for on an equity basis.

The net loss per share for three months ended March 31, 2000 (basic and diluted) was $0.09, compared to a net loss per share (basic and diluted) of $1.31 for three months ended March 31, 1999. Weighted average shares outstanding basic and diluted were 28,725,695 for three months ended March 31, 2000, compared to 4,009,413 for the corresponding period in 1999.

As described in the Notes to the Financial Statements, a Stockholder's Meeting was held on October 22, 1999, wherein it was resolved to effect a reverse split of the Company's authorized capital on a one new share for ten existing shares, with the authorized capital of the Company remaining at 50,000,000 shares of common stock. Accordingly, all references to the Company's shares of Common Stock are on a post split basis.

Financial Condition. Liquidity and Capital Resources

     General

The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of equity securities and through debt financing. Since inception through to March 31, 2000, the Company has incurred an accumulated deficit of approximately $65.6 million, principally related to the launch and operation of Onyx Television. At March 31, 2000, the Company has had a negative working capital of $5.85 million and a negative net worth of $3.07 million.

     Instar Loan

     In October 1996, the Company's UK subsidiary, Capital Media (UK), entered into an agreement to borrow $2.0 million (the "Instar Loan") from Instar Holdings, Inc. ("Instar") to fund our working capital requirements. Interest was payable monthly on the Instar Loan, at the rate of 2% above Lloyds Bank base rate until December 31, 1997 and 13% per annum thereafter. The Instar Loan was guaranteed by Capital Media and Onyx Television and was secured by a charge on all of Capital Media (UK)'s assets and a pledge of the stock of Capital Media
(UK). Additionally, this same collateral was simultaneously pledged to support the guaranty by Universal Independent Holdings Limited ("Universal") of Onyx Television's transponder lease.

     On July 21, 1999, Capital Media and Instar settled this loan (the "Instar Settlement"). Under the Instar Settlement, the Company paid Instar $2.2 million and issued to them 200,000 shares of Common Stock. As part of the settlement, Universal agreed that Capital Media shall no longer be liable to it regarding its guaranty of the transponder lease. Additionally, as part of the settlement:
(i) the liability of Latitude Investments, Ltd. ("Latitude") to Capital Media has been extinguished; (ii) Capital Media and Instar, Universal and Latitude have entered into mutual releases regarding their respective obligations in connection with these matters, and (iii) we and Charles Koppel, our former Chief Executive Officer, have entered into a mutual general release. As part of the settlement, Instar and Universal have released their charges against Capital Media (UK)'s assets and the stock of Capital Media (UK).

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

         On October 27, 1999, $22.6 million which represented substantially all of the convertible debt due to Groupe AB and Superstar, was converted into Common Stock. Following conversion, Groupe AB and David Ho (who controls Superstar) owned 50.4% and 34.0%, respectively, of our outstanding Common Stock. In December 1999, Groupe AB received an additional 841,584 shares of Common Stock in consideration for $400,000 for services provided and $120,000 cash advanced in November and December 1999 under the August 1998 agreement described above, in consideration for $200,000 paid with respect of the settlement of the Instar Loan and $121,584 for cash received. In March 2000, Groupe AB received an additional 880,000 shares of Common Stock in consideration for $600,000 received for services (and $180,000 for cash invested) provided under the August 1998 agreement described above and $100,000 being the final Instar Loan in payment made by Groupe AB on our behalf under the March 1999 agreement above. Groupe AB and David Ho currently own 53.1% and 32.2% respectively, of the 29,373,251 shares outstanding of Common Stock.

         In January 2000, Groupe AB made a loan to the Company of $500,000 for general working capital purposes. The loan is due in two years and bears interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted Group AB a two year warrant to purchase 500,000 shares of Common Stock at the exercise price of $1.00 per share.

         In January 2000, Groupe AB and Superstar made loans to the Company in the aggregate of $1,000,000. The proceeds were in part used to increase the capital investments in Onyx by $465,000 and Topcard by $225,000. The loan is due in two years and accrues interest at the rate of ten percent (10%) per year. In connection with the loan, we granted Groupe AB and Superstar a two year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In March 2000, Groupe AB loaned the Company an additional $1,000,000 for working capital. The loan is due in two years with interest of ten percent (10%) per annum. In connection with the loan, we granted Groupe AB a two year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

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

                                     PART 2

Item 1.  Legal Proceedings

                  For information regarding the status of the Company's currently outstanding litigation, see Note 12 of Notes to Unaudited Consolidated Financial Statements included herein and Item 3. "Legal Proceedings" in the Company's 1999 Form 10-KSB.

Item 2.  Change in Securities

                  See Note 13 of Notes to Unaudited Consolidated Financial Statements included herein and Item 2. "Management's Discussion and Analysis or Plan of Operation" included herein for information regarding changes in securities.

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of June, 2000.

                     CAPITAL MEDIA GROUP LIMITED


                     By:   /s/ Gilles Assouline
                        --------------------------------------------------------
                        Gilles Assouline, President and Chief  Executive Officer

                                 Exhibit Index

Exhibit                 Descrition
-------                 ----------

 27.0              Financial Data Schedule