Form 10QSB
period 2000-06-30
CAPITAL MEDIA GROUP LTD
filed 2000-08-28
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 0-21051

                           CAPITAL MEDIA GROUP LIMITED
           -----------------------------------------------------------
              (exact name of small business issuer in its charter)

                  Nevada                               87-0453100
-------------------------------------------  --------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)
-------------------------------------------  --------------------------------

         2 rue du Nouveau Bercy
        94220, Charenton, France
-------------------------------------------  --------------------------------
(Address of principal executive offices)               (Zip Code)

 Check whether the issuer (1) filed all reports required to be filed by Section
   13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2000, there were 31,173,251 shares of the Common Stock issued and outstanding.

          Transitional Small Business Disclosure Format.

                               YES [ ]    NO [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements for the quarter covered by this report are attached hereto in accordance with item 310(b) of Regulation S-B.

Index to Financial Statements

 Unaudited Consolidated Balance Sheet at June 30, 2000 and
  December 31, 1999                                                            3

 Unaudited Consolidated Statement of Operations for the
  three and six months ended June 30, 2000 and June 30, 1999                   4

 Unaudited Consolidated Statement of Change in Stockholders'
  Equity for the six months ended June 30, 2000 and the year
  ended December 31, 1999                                                      5

 Unaudited Consolidated Statement of Cash Flows
  for the six months ended June 30, 2000 and June 30, 1999                     6

 Notes to the Unaudited Consolidated Financial Statements                      7

UNAUDITED CONSOLIDATED
BALANCE SHEET
JUNE 30, 2000

                                                        Note
                                                                         June 30,           December 31,
                                                                             2000                   1999
                                                                      (unaudited)
ASSETS                                                                          $                     $
Cash and cash equivalents                                 2             1,306,085               181,352
Accounts receivable trade, net of allowances
   for doubtful accounts of $19,498                       3             1,525,595             1,345,979
 (December 31, 1999 - $28,234)
Inventories, net                                                          165,740               114,744
Prepaid expenses and deposits                                              44,085                33,784
                                                                      -----------           -----------
TOTAL CURRENT ASSETS                                                    3,041,505             1,675,859
Investments                                                                33,099                 6,985
Equity in affiliated companies                                             91,583               112,725
Intangible assets, net of accumulated amortization of     4             1,896,257             2,204,271
$3,463,111 (December 31, 1999 - $3,171,811)

Property, plant and equipment, net                        5             1,142,675             1,085,253
                                                                      -----------           -----------
TOTAL ASSETS                                                            6,205,119             5,085,093
                                                                      ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                        2,819,286             2,223,375
Accrued expenses                                                        1,054,132             1,620,310
Related parties loans repayable within one year           6-14          3,464,431             1,259,583
Bank debt due within one year                                           2,351,799             1,607,007
                                                                      -----------           -----------
TOTAL LIABILITIES                                                       9,689,648             6,710,275

COMMITMENTS AND CONTINGENCIES                             8-13                  -                     -

MINORITY INTEREST IN SUBSIDIARIES                                         402,477               402,477
                                                                      -----------           -----------
                                                                       10,092,125             7,112,752
                                                                      -----------           -----------
STOCKHOLDERS' EQUITY
Common stock - 50,000,000 shares authorized:
$0.001 par value 30,673,251 (December 31, 1999 -          1-13             30,670                28,580
  28,583,251) issued and outstanding,
Additional paid in capital                                             58,202,834            55,771,258
166,791 shares held by subsidiary (December 31, 1999                     (950,712)             (950,712)
  - 166,791) at cost
                                                                      -----------           -----------
                                                                       57,282,792            54,849,126
Cumulative translation adjustment                                       8,159,058             5,986,265
Accumulated deficit                                                   (69,328,856)          (62,863,050)
                                                                      -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                             (3,887,006)           (2,027,659)
                                                                      -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              6,205,119             5,085,093
                                                                      ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the six and three months ended June 30, 2000 and June 30, 1999

                                              Three months       Three months        Six months          Six months
                                                 ended               ended             ended               ended
                                              June 30,2000       June 30,1999       June 30,2000        June 30,1999
                                   Note        (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)
                                                         $                  $                  $                   $
Operating revenue                                  729,028            879,464          1,563,442           1,464,356

Operating costs
    Staff costs                                    680,488            508,138          1,338,377           1,119,663
    Depreciation and amortization                  262,167            270,814            487,771             492,469
    Other operating expenses                     2,517,394          1,901,754          4,266,051           3,514,611
                                              ------------       ------------       ------------        ------------
                                                (3,460,049)        (2,680,706)        (6,092,199)         (5,126,743)
Operating loss                                  (2,731,021)        (1,801,242)        (4,528,757)         (3,662,387)

Other (expense)                                    107,315            (84,126)            62,845             (95,214)
Financial (expense) income net       10         (1,123,173)        (2,671,941)        (1,978,454)         (5,982,571)
Equity in net loss of affiliates                   (10,217)             4,714            (21,142)            (50,723)
                                               -----------        -----------       ------------        ------------
Loss from continuing operations                 (3,757,096)        (4,552,595)        (6,465,508)         (9,790,895)
  before taxation
Income tax benefit (expense)                             4              1,861               (298)              1,740
                                              ------------       ------------       ------------        ------------
                                                (3,757,092)        (4,550,734)        (6,465,806)         (9,789,155)
Discontinued operations              7
Loss from operation of discontinued                      -            (14,195)                 -             (15,895)
  subsidiary
                                              ------------       ------------       ------------        ------------
Net loss before minority interest               (3,757,092)        (4,564,929)        (6,465,806)         (9,805,050)
Minority interest                                        -              2,005                  -                   -
                                              ------------       ------------       ------------        ------------
Net loss                                        (3,757,092)        (4,562,924)        (6,465,806)         (9,805,050)
                                              ============       ============       ============        ============
Net loss per share for continuing                   ($0.12)            ($1.14)            ($0.22)             ($2.45)
  operations -  basic
                                              ============       ============       ============        ============
- diluted                                           ($0.12)            ($1.14)            ($0.22)             ($2.45)
                                              ============       ============       ============        ============
Net loss per share including                        ($0.12)            ($1.14)            ($0.22)             ($2.45)
  discontinued operations -  basic
                                              ============       ============       ============        ============
- diluted                                           ($0.12)            ($1.14)            ($0.22)             ($2.45)
                                              ============       ============       ============        ============
Weighted average shares - basic                 30,097,695          4,009,413         29,406,307           4,009,413
                                              ============       ============       ============        ============
Weighted average shares -diluted                30,097,695          4,009,413         29,406,307           4,009,413
                                              ============       ============       ============        ============

See notes to the consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2000 and the year ended December 31, 1999

                                                                                      Cumulative
                                                        Shares      Additional             other
                                                       held by         paid-in     comprehensive    Accumulated          Total
                                 Common stock       subsidiary         capital   income (deficit)       deficit
                              Shares           $             $               $                 $              $              $
 Balance at
  January 1, 2000         28,583,251      28,580      (950,712)     55,771,258         5,986,265    (62,863,050)    (2,027,659)

 Shares Issued             2,090,000       2,090             -       2,431,576                                       2,433,666

 Commission paid

 Translation adjustment                                                                2,172,793                     2,172,793

 Net loss                                      -             -               -                 -     (6,465,806)    (6,465,806)
                                                                                                                   -----------
 Comprehensive loss                                                                                                 (4,293,013)
                          ----------      ------      --------      ----------         ---------    -----------    -----------
 Balance at
  June 30, 2000           30,673,251      30,670      (950,712)     58,202,834         8,159,058    (69,328,856)    (3,887,006)
                          ==========      ======      ========      ==========         =========    ===========    ===========

                                                                                      Cumulative
                                                        Shares      Additional             other
                                                       held by         paid-in     comprehensive    Accumulated          Total
                                 Common stock       subsidiary         capital   income (deficit)       deficit
                              Shares           $             $               $                 $              $              $
 Balance at
  January 1, 1999          4,009,413       4,009      (950,712)     31,191,990           756,406    (48,238,074)   (17,236,381)

 Shares Issued            24,537,838      24,571                    24,669,268                                      24,693,839

 Commission paid                                                       (90,000)                                        (90,000)

 Translation                       -           -             -               -         5,229,859                     5,229,859
 adjustment

 Net loss                                      -             -               -                 -    (14,624,976)   (14,624,976)
                                                                                                                   -----------
 Comprehensive loss                                                                                                 (9,395,117)
                          ----------      ------      --------      ----------         ---------    -----------    -----------
 Balance at
  December 31, 1999       28,583,251      28,580      (950,712)     55,771,258         5,986,265    (62,863,050)    (2,027,659)
                          ==========      ======      ========      ==========         =========    ===========    ===========

See notes to the consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2000 and June 30, 1999

                                                                                   Restated
                                                                  Six months      Six months
                                                                     ended           ended
                                                                 June 30, 2000   June 30, 1999
                                                                             $               $
Cash flows from operating activities

Net loss                                                            (6,465,806)     (9,805,050)
Adjustment to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                 487,771         492,469

      Equity in net losses of affiliates and minority interests         21,142          50,723
Changes in assets and liabilities:
         (Increase) / decrease in other assets and inventories         (61,017)         12,032
         Decrease / (increase) in accounts receivable                 (179,616)        403,961
         (Decrease) / increase in accrued expenses and other           154,581         810,672
  liabilities
                                                                    ----------      ----------
Net cash used in operations                                         (6,042,945)     (8,035,193)
                                                                    ----------      ----------
Cash flows from investing activities
Acquisition of plant and equipment                                    (237,289)       (652,073)
Acquisition of intangible assets                                          (170)              -
Acquisition of financial assets                                        (26,114)              -
                                                                    ----------      ----------
Net cash received / (used) in investing activities                    (263,573)       (652,073)
                                                                    ----------      ----------
Cash flows from financing activities
Increase in short term debt                                          2,180,000       4,777,416
Repayment of loans                                                    (100,000)     (1,000,000)
Issuance of shares                                                   2,433,666               -
                                                                    ----------      ----------
Net cash provided by financing activities                            4,513,666       3,777,416
                                                                    ----------      ----------
Effect of exchange rate changes on cash                              2,172,793       4,388,694
                                                                    ----------      ----------
Net (decrease) / increase in cash and cash equivalents                 379,941        (521,156)
Cash and cash equivalents at beginning of period                    (1,425,655)        583,320
                                                                    ----------      ----------
Net (debt) / cash and cash equivalents at end of period             (1,045,714)         62,164
                                                                    ==========      ==========
Supplemental data:

Interest paid                                                          264,852          69,442
Income tax paid                                                            298             433

The accompanying notes are an integral part of these consolidated financial statements.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

1.       SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

         Principles of consolidation

         The unaudited consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries, Capital Media (UK) Limited (""CM(UK)"), and Onyx Television GmbH ("Onyx"), together with the Company's 81.6% owned subsidiary Unimedia SA ("Unimedia") and Unimedia's wholly owned subsidiary, Pixel Limited ("Pixel"), and its 98,66% owned subsidiary TopCard SA ("TopCard"). All inter company accounts and transactions have been eliminated in consolidation. Pixel's 47.5% interest in Henry Communications Limited ("Henry"), have been accounted for using the equity method, after the elimination of all significant intercompany balances and transactions.

         Tinerama Investment AG ("Tinerama"), a 51% owned subsidiary was sold in December 1999 (See Note 7). CM(UK)'s 50% interest in Blink TV Limited ("Blink") was sold in December 1999. Neither of these former investments is consolidated.

         Interim Adjustments

         The consolidated financial statements as of, and for the periods ended June 30, 2000 and June 30, 1999, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

         Inventories

         Inventories are stated at the lower of first-in, first-out cost or market value. Inventories include both raw materials and finished goods.

         Intangible Assets

         Intangible assets represent purchased broadcast licences, computer software and goodwill arising on acquisition of subsidiary undertakings. The amounts in the balance sheet are stated net of the related accumulated amortization. Computer software is amortized in the year of their acquisition. Broadcast licenses and goodwill are amortized on a straight-line basis over periods not exceeding six years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate that the carrying value of the assets may not be recoverable, by comparing the undiscounted future cash flows from such assets with the carrying value of the assets. An impairment loss would be computed based upon the amount by which the carrying amount of the assets exceeds its fair value at any evaluation date.

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

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

         Lease

         Operating leases are charged to expense, on a straight-line basis, over the term of the lease.

         Revenue recognition

         Sales are recognized when products and services are delivered and when advertisements are broadcast and thereby invoiced to the customer. Inter-company charges are eliminated on consolidation and not included in revenues.

         Research and development costs

         Research and development costs are charged to expense as incurred.

         Earnings per share

         Basic income per share is calculated on the basis of weighted average outstanding shares. Diluted income per share is computed on the basis of weighted average outstanding common shares, plus potential common shares assuming exercised stock options and conversion of outstanding convertible securities where issued. The computation of earnings per share does not assume exercise of the warrants or options if they would have an anti-dilutive effect on earnings per share.

         Fair value of Financial Instruments

         The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company and other long-term financing at December 31, 1999 and June 30, 2000, approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar debt instruments.

         Reclassifications and restatement

         Certain reclassifications have been made to the June 2000 balances to conform to the 1999 year end presentation.

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

         Stockholders meeting

         At their meeting on October 22, 1999, the stockholders approved the following resolutions; (i) a reverse split of the Company's outstanding stock on a one share for ten shares basis, with the Company's authorized shares remaining at 50 million shares; (ii) the terms of the financial arrangements between the Company and AB Groupe S.A., and between the Company and Superstar Ventures Limited ("Superstar") (see Notes 13 and 14); and (iii) the grant of an option to an entity controlled by the Company's Chairman and Chief Executive and Chief Operating Officer to purchase 1.6 million shares of the Company's common stock at an exercise price of $1.00 per share (see Note 13).

         Following the reverse split, which was effected on October 27, 1999, in accordance with its financial arrangements among the Company, AB Groupe and Superstar, the Company issued 22,598,255 shares to AB Groupe and Superstar, in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest (see Note 6, 13 and 14). At June 30, 2000, the Company has 30,673,251 shares of common stock outstanding.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the period ended June 30, 2000 and the year ended December 31, 1999, the Company incurred net losses of $6,465,806 and $14,224,976 respectively.

         At June 30, 2000, the Company had net current liabilities of $6,648,143 and its total liabilities exceeded its total assets by $3,887,006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

3.       ACCOUNTS RECEIVABLE

                                                 June 30,          December 31,
                                                     2000                  1999
                                                        $                     $
         Accounts receivable comprise:

         Trade receivables                        715,080               500,954
         Taxation receivable                       11,793                37,654
         Other debtors receivable                 798,722               807,371
                                                ---------             ---------
                                                1,525,595             1,345,979
                                                =========             =========

4.       INTANGIBLE ASSETS

                                                 June 30,          December 31,
                                                     2000                  1999
                                                        $                     $

         Purchased broadcast licenses             226,696               241,755
         Computer Software                        567,476               569,131
         Goodwill                               4,565,196             4,565,196
                                               ----------            ----------
                                                5,359,368             5,376,082
         Less accumulated amortization         (3,463,111)           (3,171,811)
                                               ----------            ----------
                                                1,896,257             2,204,271
                                               ==========            ==========

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

         Goodwill net of amortization is as follows:

                                                June 30,          December 31,
                                                    2000                  1999
                                                       $                     $

       Unimedia                                1,444,070             1,674,695
       TopCard                                   394,423               452,232
       Pixel                                      41,455                53,965
                                               ---------             ---------
                                               1,879,948             2,180,892
                                               =========             =========

5.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consists of:

                                                June 30,           December 31,
                                                    2000                   1999
                                                       $                      $

       Fixtures, fittings and equipment        3,603,843              3,505,303
       Less accumulated depreciation          (2,461,168)            (2,420,050)
                                              ----------             ----------
                                               1,142,675              1,085,253
                                              ==========             ==========

6.     LOANS REPAYABLE WITHIN ONE YEAR

                                                June 30,          December 31,
                                                    2000                  1999
                                                       $                     $

       Instar Holdings Ltd                             -               100,000
       AB Groupe S.A.                          2,657,339               977,339
       Superstar Investments Ltd                 650,000               150,000
       Interest and penalty interest accrued     157,087                32,244
                                               ---------             ---------
       Related party loans                     3,464,426             1,259,583
                                               =========             =========

The terms of AB Groupe and Superstar loans are detailed in Note 14.

7.       DISCONTINUED OPERATIONS AND DIVESTMENTS

TINERAMA

During 1998, the Company approved a decision to sell its interests in the Romanian group of companies, Tinerama. The sale was for a nominal sum and the transaction agreed in November 1999 and concluded in February 2000. The results of the Tinerama business in 1999 were reported separately as a discontinued operation.

BLINK

In December 1999, the 50% interest in Blink was sold to RCL Communications Ltd, the other joint investor for a nominal sum and converted our (pound)130,000 (approximately $200,000) of existing loans to Blink into new redeemable equity equating to 19% of Blink. If successful in the future, Blink will be obligated to repay the redeemable equity.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

8.       COMMITMENTS AND CONTINGENCIES

         Lease Commitments

         In October 1999, the Company entered into a monthly agreement to lease offices, as well as the use of studio, post production and editing facilities in Cologne, Germany. Under the terms of the office agreement the Company is committed to paying DM 180,000 ($88,000 at June 30, 2000 exchange rates) per annum.

         The Company has also entered into leases for office space in France, expiring between 1999 and 2002 at an annualized cost of $95,000 (at June 30, 2000 exchange rates).

         The total rental expense in 1999, including transponders and lease commitments as above, is $2,288,870.

         Minimum lease payments under operating leases as of June 30, 2000 are as follows:

         Years ending December 31,
                                                                      $
         2000                                                 2,267,000
         2001                                                   267,000
         2002                                                   267,000
         2003                                                   267,000
         2004 and thereafter                                    317,000
                                                             ----------
                                                             $3,385,000
                                                             ==========

         The Company is committed to pay to its directors under employment agreements an aggregate of $550,000 during the year ended December 31, 2000.

         RETIREMENT INDEMNITIES AND PENSION PLANS

         Retired employee benefits from State or Government sponsored pension schemes. Contributions by employers to these sponsored schemes are expensed as incurred. There are no specific supplemental pension plans operated by the Company or any subsidiary. There is no liability arising from retirement indemnity.

9.       RESEARCH AND DEVELOPMENT COSTS

         TopCard is involved in the development of specific applications based upon smart card technology including remote security Internet access and infra-red contactless smart card technology.

                                                  June 30,            June 30,
                                                      2000                1999
                                                         $                   $
         Research and development costs            106,419             111,402
                                                   =======             =======

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

10.      FINANCIAL EXPENSE

                                                      6 months ended           6 months
                                                            June 30,              ended
                                                                2000           June 30,
                                                                   $               1999
                                                                                      $
         Interest expense / (income)                         264,852          2,060,284
         Foreign currency exchange loss                    1,713,602          3,922,287
                                                           ---------          ---------
                                                           1,978,454          5,982,571
                                                           =========          =========

The foreign currency exchange loss in 2000 and in 1999 arose primarily from the exchange differences arising in the inter-company loan between CM(UK) and Onyx recorded in pounds sterling and German Marks, respectively.

11.      INCOME TAXES

         Net operating loss carry forwards which give rise to deferred tax assets at June 30, 2000 and December 31, 1999 are as follows:

                                                             June 30,         December 31,
                                                                 2000                 1999
                                                                    $                    $
         Deferred tax asset on unrealized tax losses       25,102,000           23,251,000
         Timing differences                                   409,000              409,000
                                                          -----------          -----------
         Valuation allowances                             (25,511,000)         (23,660,000)

         Total deferred tax assets                                  -                    -
                                                          ===========          ===========

         The Company has significant deferred tax assets (approximately $25,100,000) corresponding to tax losses arising primarily from the operating losses incurred by Onyx, in Germany. These tax losses are available to be carried forward indefinitely to be set off against future profits in Germany. However, at the end of 1999 and in June 2000, the management forecast that the Company will not be profitable in 2000 and therefore no credit for income tax was recorded. The Company will continue to review its tax valuation allowance in future periods.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

12.      LITIGATION

         In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favour of Onyx. The plaintiff appealed against the ruling and has claimed DM168,000 (US$86,000) in respect of his 1997 salary. The court is now considering new evidence put forward by Onyx which believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of the matter.

         In May 1998, TV Strategies, a US Dallas based television services company, obtained a default judgement against Onyx for DM300,000 ($154,000), plus interest, relating to services which TV Strategies alleged that they provided to Onyx. In March 1999, the default judgement was set aside by the Texas Appeals Court and in February 2000, Onyx paid $235,000 in full settlement of the dispute.

         Unimedia has minority shareholders (Oradea and Roland Pardo) who have advised Unimedia that they do not believe that the reorganization of Unimedia with the Company was in the best interest of Unimedia and its stockholders. In the past three years, these shareholders have unsuccessfully brought numerous legal actions against Unimedia and / or its management. Among these actions is the one they took through the courts in France and Israel to safeguard their potential rights over certain assets of Unimedia in order to secure repayment of unsecured loans made by them to Unimedia, pursuant to which they were recently condemned by the French Court to pay damages to Unimedia for having maintained (See Note 8) abusive leans on all Unimedia assets after Unimedia complied with the French courts rulings and repaid the loans in July 1999.

         Oradea and R. Pardo also brought a legal action through the Court of England against Gilles Assouline and Montague Koppel with respect to their investment in both Unimedia and ActivCard. The Court will soon consider new evidence put forward by Gilles Assouline who believes that he has strong and valid defense. However there can be no assurance as to the outcome of the matter.

         For information regarding the legal action recently brought by Gralec Establishment against Unimedia, see Note 13.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

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

         The Company has the following issued and vested warrants to purchase common stock outstanding at June 30, 2000 and December 31, 1999:

         Description                        June 30,       Granted         December 31,
                                             2000
         Warrants for common stock           633,914                           633,914
         exercisable at $40.00  *
         Warrants for common stock            51,119                            51,119
         exercisable at $31.25  *
         Warrants for common stock           129,767                           129,767
         exercisable at $25.00  *
         Warrants for common stock         7,187,339        3,650,000        3,537,339
         exercisable at $1.00
                                           ---------        ---------        ---------
                                           8,002,139        3,650,000        4,352,139
                                           =========        ==========       =========

       *  registered with the SEC

         All outstanding registered warrants expire on January 19, 2003, being 36 months from the date of the effective registration of their underlying shares. The warrants for $25.00, $31.125 and $40.00 were issued in connection with a Private Placement Offering ("the Offering") which took place in December 1995 and January 1996. Warrants to purchase 420,000 and 100,000 shares of common stock at exercise prices of $40.00 and $25.00 per share were issued to investors in the Offering. In September 1996, 10,000 shares and warrants to purchase an additional 10,000 shares at an exercise prices of $25.00 were issued to a director for consulting services. The Company was obligated to issue to the former Unimedia stockholders, 113,914, 7,787 and 19,767 warrants to purchase shares of common stock at exercise prices of $40.00, $31.25 and $25.00 respectively.

         On December 18, 1998, the Board approved the grant of a two year warrant to purchase an aggregate of 1,600,000 shares at an exercise price of $1.00 per share to Diamond Production, a company owned by two executive directors. This grant was approved at the stockholders' meeting on October 22, 1999.

         In May 1999, AB Groupe and Superstar made a loan to the Company in the aggregate amount of $300,000 and In August 1999, AB Groupe made a loan to the Company in the aggregate of $327,339. The loans are due in two years and carry interest at the rate of 10% per annum. In connection with the loan, the Company granted two-year warrants to purchase an aggregate of 627,339 shares of the Common Stock at an exercise price of $1.00 per share.

         In September 1999, AB Groupe provided to a bank a form of guaranty for half of a DM3 million (approximately $1.6 million) bank facility granted to Onyx Television. In connection with the guaranty, the Company granted AB Groupe a two year warrant to purchase 810,000 shares of Common Stock at an exercise price of $1.00 per share. In the event that the bank guaranty is called upon, the Company will be obligated to issue to AB Groupe such number of shares of common stock at $1.00 per share as is equal to the amount paid by AB Groupe under its guaranty.

         In December 1999, AB Groupe made a loan to the Company in the amount of $500,000. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase500,000 shares of the Common Stock at an exercise price of $1.00 per share.

         On January 19, 2000, the Company has offered to the warrant holders the right, for a period of 9 months, to exercise their warrants and receive two shares of Common Stock at an exercise price of $3.00 per share, with the exception of one of its warrant holders, Auric Investments Limited ("Auric"). Auric was given the right to subscribe to purchase 156,416 shares of Common Stock on the basis of two shares for each of the 78,208 warrants which they hold, but at an exercise price of $2.00 per share. Auric was granted this lower price due to

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

         the assistance which they provided to the Company in assisting the Company to re-obtain the quotation on the Bulletin Board maintained by NASD.

         If the holders of the outstanding warrants do not exercise this right, the warrants will remain outstanding on their original terms until their expiration date.

         In January 2000, the Company granted a two year warrants to purchase 1,650,000 shares at an exercise price of $ 1.00 per share. These warrants were granted to staff members for 250,000; to Jean Francois Klein for 650,000; to David Ho for 250,000; to Gilles Assouline for 250,000 and to Michel Assouline for 250,000. These warrants were converted in March into warrant to purchase Company common stock at a purchase price of $1.00 per share exercisable from March 17,2000 until a three year period following the effective registration of all warrants.

         In January 2000, AB Groupe and Superstar made loans to the Company in the aggregate of $1,000,000. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In March 2000, Groupe AB loaned the Company an additional $1,000,000 for working capital. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In April 2000, Groupe AB and Superstar agreed to subscribe for up to US $750,000 each to new issued Company shares at US $1.50 each prior to July 15, 2000. As of today, Groupe AB and Superstar purchased 480,000 new shares and 300,000 shares respectively, out of which an aggregate number of 280,000 shares were effectively subscribed prior to June 30, 2000.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

    COMMON STOCK PURCHASE OPTIONS

    Description                                                    Outstanding at     Granted          Outstanding at
                                                                      June 30,                          December 31,
                                                                        2000                                1999
    Exercisable @ $1.00                                                600,000        600,000
    Executive officers options exercisable @ $5.70
    of which vested                                                     37,500                              37,500
                                                                        30,000                              30,000

    Officers options exercisable @ $25.00                               30,000                              30,000
    of which vested                                                     30,000                              30,000

    Executive officers options exercisable @ $3.50                     400,000                             400,000
    of which vested                                                    239,996         79,998              159,998

    Non-employee directors options exercisable @ $3.50                  50,000                              50,000
    of which vested                                                     50,000                              50,000
                                                                     ---------------------------------------------
    Total exercisable                                                1,117,500                             517,500
                                                                     =============================================

         In 1998, Unimedia transferred 154,000 shares of Common Stock to Gralec Establishment for an aggregate purchase price of $500,000. The shares of Common Stock transferred to Gralec have now been registered, according to a registration rights agreement. The Company, however, failed to register the Common Stock by November 30, 1999 as required under this registration rights agreement. In order to extend the period during which registration of the Common Stock could be completed, the Board approved on December 29, 1999; (1) to sell to Gralec 220,000 shares against transfer of the net proceeds from the sale of 50,000 ActivCard shares previously sold by Unimedia to Gralec in 1996, and (2) to grant Gralec Establishment an additional option to purchase 600,000 shares of our authorized but issued Common Stock at an exercise price of $1.00 per share for a period of nine months. On January 19, 2000 all shares and options granted to Gralec were effectively registered thus opening the nine month option period from there. Gralec recently brought an action through the French Court against Unimedia, on the basis that Gralec alleges to still own the right to purchase 50,000 ActivCard shares from Unimedia for an aggregate purchase price of US$650,000, which allegation is firmly denied by Unimedia which believes that it has valid defenses against Gralec's claim.

         On August 1, 1997, the Company entered into three year employment agreements with the executive officers providing for them to receive in addition to other compensations, options to purchase 20,000 and 17,500 shares of common stock at an exercise price of $5.70 per share, the price at which transactions were effected at that time. The options vested 2/5 upon the effective date of the agreement and will vest 1/5 on each of the first, second and third anniversaries, respectively, of the agreement. These options expire 36 months from the date of their effective registration. It is expected that the employment agreements will be renewed in September.

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

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

         ISSUANCE OF COMPANY SHARES

         In March 2000, the Company granted management the right to purchase up to 6.5 million shares as detailed below:

     -------------------------------------------------------------------------------------------------------------
     Purchase price    Gilles Assouline   Michel Assouline    Jean-Francois Klein     David Ho         Total
     -------------------------------------------------------------------------------------------------------------
     $1 per share          750,000           1,100,000              750,000            750,000       3,350,000
     -------------------------------------------------------------------------------------------------------------
     $1.50 per share       250,000             300,000              250,000            250,000       1,050,000
     -------------------------------------------------------------------------------------------------------------
     $2 per share          250,000             300,000              250,000            250,000       1,050,000
     -------------------------------------------------------------------------------------------------------------
     $2.50 per share       250,000             300,000              250,000            250,000       1,050,000
     -------------------------------------------------------------------------------------------------------------
     Total               1,500,000           2,000,000            1,500,000          1,500,000       6,500,000
     -------------------------------------------------------------------------------------------------------------

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

         The Board held April 21,2000 authorized the issue of up to 500,000 shares to each Group AB and Superstar at $1.50 each prior to June 30, 2000. Out of these, 200,000 shares were effectively issued in June 2000.

         In May 2000, the Board proposed to issue 1,000,000 Company shares to Roger Orf at a purchase price of $2.50 per share prior to July 31, 2000. As of August 18, 2000, Roger Orf did not purchase these shares.

         PRO-FORMA NET LOSS AND NET LOSS PER SHARE

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

         The Company pro-forma net loss and loss per share for the six months ended June 30, 2000 and 1999 are as follows:

                                         June 30, 2000         June 30, 1999

                                               $                     $
         Pro forma net loss               (6,465,806)          (9,805,050)
         Basic and diluted
         Pro forma net loss per share       ($0.22)              ($2.45)
         Basic and diluted

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

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

      PAYEE                                              $       Conversion           Shares           Shares
                                                                  Price ($)      issuable on        issued on
                                                                                  conversion       conversion
                                                                                                    following
                                                                                                Stockholder's
                                                                                                      Meeting
      Superstar Ventures Ltd                                 -       1.00                  -        1,250,000
      Superstar Ventures Ltd                                 -       1.00                  -          400,000
      AB Groupe                                              -       1.00                  -        2,000,000
      Superstar Ventures Ltd                                 -       1.00                  -        5,000,000
      AB Groupe (1)                                    240,000       1.00            240,000        3,720,000
      AB Groupe (2)                                                  1.00                           5,578,416
      Interest and penalty interest accrued                          1.00                           4,649,839
                                                  ------------                 -------------   --------------
                                                       240,000                       240,000       22,598,255
                                                  ============                 =============   ==============

(1) The debt is part of a convertible note under which AB Groupe is providing services with a value of $6,640,000 over 2 years. See Note 8
         - Lease commitments. Shares will be issued at the rate of 260,000 shares per month at $1.00 per share. The total shares of common stock to be issued under this note are 6,640,000.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

      BASIC EPS COMPUTATION
                                                                                  June 30,           June 30,
                                                                                      2000               1999
      Net income of continuing operations                                       (6,465,806)        (9,789,155)
                                                                         ------------------ ------------------
      Net loss                                                                  (6,465,806)        (9,805,050)
                                                                         ------------------ ------------------
      Weighted Average number of Shares                                         29,406,307         40,094,139
                                                                         ------------------ ------------------
      Basic EPS Net loss of continuing operations                                   ($0.22)            ($0.24)
                                                                         ------------------ ------------------
      Basic EPS Net loss including discontinued operations                          ($0.22)            ($0.24)
                                                                         ------------------ ------------------

      DILUTED EPS COMPUTATION
      Weighted average shares                                                   29,406,307         40,094,139
      Warrants (1)                                                                       -                  -
      Convertible debt -  240,000 shares (1)                                             -                  -
      Board options - 1,949,996 vested in 1998 and 1999                                  -                  -
                                                                         ------------------ ------------------
                                                                                29,406,307         40,094,139
                                                                         ------------------ ------------------
      Diluted EPS Net loss of continuing operations                                  $0.22             ($0.24)
                                                                         ------------------ ------------------
      Diluted EPS Net loss including discontinued operations                         $0.22             ($0.24)
                                                                         ------------------ ------------------

(1) The computation does not assume exercise of the warrants or options since it would have an antidilutive effect on earnings per share. In addition to the above, loans of $477,339 and $150,000 received from AB Groupe and Superstar respectively, are repayable in two years and bear interest at 10% per annum. The Company has granted the lenders a two year warrant to purchase 627,339 shares of Common Stock at an exercise price of $1.00 per share.

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

         On June 16, 1998, the Company entered into two Memorandum of Understanding Agreements ("MOU") with AB Groupe ("AB") and Superstar to continue to fund the Company's operations. These new agreements were to provide up to $11.64 million in funding, $5.4 million in the form of cash investment to be infused over a one year period and $6.24 million through providing operating services to the Company over a period of two years. This funding was initially in the form of debt and that received as at October 31, 1999 was automatically converted into shares of common stock at $1.00 per share upon and after approval of an increase in the Company's authorized capital at the stockholders meeting, held on October 22, 1999. (See Note 13)

         On March 10, 1999, the Company entered into a new $6 Million Convertible Promissory Note Agreement with AB to provide additional funding for the Company's operations including $690,000, for the purchase of certain technical equipment necessary to implement the Service Agreement dated July 27, 1998; $3.1 million loaned in cash and the balance of $2.2 million of the Note was utilized for the settlement of the Instar loan, (See above). The Note bears interest at the rate of 10% per annum, and was automatically converted into the Company's Common Stock on the basis of one share of Common Stock for each $1.00 of principal and interest. This funding was initially in the form of debt and that received as at October 31, 1999 was automatically converted into shares of common stock at $1.00 per share upon and after approval of an increase in the Company's authorized capital at the Stockholder's Meeting, held on October 22, 1999 (See Note 13). The balance of this Loan Note was received after the Stockholder's Meeting and were converted into equity on the same basis.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000


         In May 1999, AB Groupe and Superstar made a loan to the Company in the aggregate amount of $300,000. The loan was due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted two-year warrants to purchase an aggregate of 300,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In August 1999, AB Groupe made a loan to the Company in the aggregate of $327,339. In connection with the loan, the Company granted a two-year warrant to purchase 327,339 shares of the Common Stock at an exercise price of $1.00 per share.

         The Company's Stockholders special meeting was held on October 22, 1999. The Stockholders approved the following resolutions; (i) a reverse split of the Company's outstanding stock on a one for ten basis; (ii) the terms of the financial arrangements between the Company and AB Groupe, and between the Company and Superstar Ventures; (iii) the grant of an option to an entity controlled by the Company's Chairman and Chief Executive to purchase 1.6 million post reverse split shares of the Company's common stock at an exercise price of $1.00 per share; and additionally the stockholders elected five directors.

         Following the reverse split, in accordance with its financial arrangements with AB Groupe and Superstar, the Company issued 22,598,255 post reverse split shares in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest. The Company also issued 789,999 additional shares in conversion of $790,000 of certain sundry loans (see Note 8) and also issued 344,000 additional shares to other parties to which it was obligated, including Instar Holdings Inc. which received 200,000 shares as part of its settlement with the Company (see Note 16). After all of these shares issuances, at December 31, 1999 the Company has 27,741,667 shares of common stock outstanding and AB Groupe's and Superstar's stock holding represented 50.4% and 34%, respectively.

         In December 1999, AB Groupe made a loan to the Company in the amount of $500,000. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase500,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In January 2000, AB Groupe and Superstar made loans to the Company in the aggregate of $1,000,000. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In March 2000, AB Groupe loaned the Company an additional $1,000,000 for working capital. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         Subject to compliance with applicable US securities laws and the approval of an increase in the Company's authorized Common Stock to allow for such action, the Company has offered to the warrant holders the right, for a period of 9 months expiring on September 19, 2000, to exercise their warrants and receive two shares of Common Stock at an exercise price of $3.00 per share (as further described in the Company's Form SB-2 filed on January 18, 2000), with the exception of one of its warrant holders, Auric Investments Limited ("Auric"). Auric will be given the right to subscribe to purchase 156,416 shares of Common Stock on the basis of two shares for each of the 78,208 warrants which they hold, but at an exercise price of $2.00 per share. Auric was granted this lower price due to the assistance which they provided to the Company in assisting the Company to re-obtain the quotation on the Bulletin Board maintained by NASD.

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


         Capital Media Group's activities are concentrated in Germany, France and Israel (Revenues account for: to June 2000 - approximately 74%, 13% and 13% respectively, to June 1999 - approximately 65%, 20% and 15% respectively).

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

    Six months ended June 30, 2000                  Television       Technology     Elimination &                           TOTAL
                                                      Media                           Corporate
    Revenues                                         1,158,668          404,774                -                          1,563,442
    Inter-segment revenues                                                    -                -                                  -
                                                   -----------      -----------      -----------                        -----------
    Total revenues                                   1,158,668          404,774                -                          1,563,442

    Income (losses) from operations                 (3,253,674)        (473,386)        (801,697)                        (4,528,757)

    Other income (expense)                             233,790           20,312         (191,257)                            62,845
    Interest expenses                                  (62,106)         (77,969)        (124,777)                          (264,852)
    Other financial income (expense), net            1,083,214         (110,304)      (2,686,511)                        (1,713,601)
    Equity in net losses of affiliates                       -          (21,142)               -                            (21,142)
    Income tax benefit                                     (53)            (245)               -                               (298)
                                                   -----------      -----------      -----------                        -----------
    Net loss                                        (1,998,829)        (662,734)      (3,804,243)                        (6,465,806)
                                                   -----------      -----------      -----------                        -----------
    Total assets                                     2,634,728        1,815,404        1,754,987                          6,205,119
                                                   -----------      -----------      -----------                        -----------
    Capital expenditure                                203,111           80,765                -                            283,876
                                                   -----------      -----------      -----------                        -----------
    Depreciation of fixed assets                       135,343           43,322              922                            179,587
                                                   -----------      -----------      -----------                        -----------

                                                     Germany           France           Israel       Other Corporate        TOTAL
    Revenues                                         1,158,668          205,447          199,327                 -        1,563,442
    Inter-segment revenues                                   -                -                -                 -                -
                                                   -----------      -----------      -----------       -----------      -----------
    Total revenues                                   1,158,668          205,447          199,327                 -        1,563,442

    Income (losses) from operations                 (3,253,674)        (508,872)          35,486          (801,697)      (4,528,757)

    Other income (expense)                             233,790           20,312                           (191,257)          62,845
    Interest expenses                                  (62,106)         (47,060)         (30,909)         (124,777)        (264,852)
    Other financial income (expense), net            1,083,214         (238,103)         127,799        (2,686,511)      (1,713,601)
    Equity in net losses of affiliates                       -                0          (21,142)                -          (21,142)
    Income tax benefit                                     (53)            (245)               -                 -             (298)
                                                   -----------      -----------      -----------       -----------      -----------
    Net loss                                        (1,998,829)        (773,968)         111,234        (3,804,243)      (6,465,806)
                                                   -----------      -----------      -----------       -----------      -----------
    Total assets                                     2,634,728          277,607        1,537,797         1,754,987        6,205,119
                                                   -----------      -----------      -----------       -----------      -----------
    Capital expenditure                                203,111           80,765                -                 -          283,876
                                                   -----------      -----------      -----------       -----------      -----------
    Depreciation of fixed assets                       135,343           20,697           22,625               922          179,587
                                                   -----------      -----------      -----------       -----------      -----------

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the six months ended June 30, 2000

    Six months ended June 30, 1999                  Television       Technology     Elimination &                          TOTAL
                                                      Media                           Corporate
    Revenues                                           950,248          514,108                -                          1,464,356
    Inter-segment revenues                                   -                -                -                                  -
                                                   -----------      -----------      -----------                        -----------
    Total revenues                                     950,248          514,108                -                          1,464,356

    Income (losses) from operations                 (2,235,484)        (142,140)      (1,284,763)                         3,662,387)

    Other income (expense)                              67,143         (162,357)               -                            (95,214)
    Interest expenses                                  (23,065)         (43,202)      (1,994,017)                        (2,060,284)
    Other financial income (expense), net           (1,923,350)          82,548       (2,081,485)                        (3,922,287)
    Equity in net losses of affiliates                       -           37,155          (87,878)                           (50,723)
    Loss in discontinued business                            -                -          (15,895)                           (15,895)
    Income tax benefit                                   2,173             (433)               -                              1,740
                                                   -----------      -----------      -----------                        -----------
    Net loss                                        (4,112,583)        (228,429)      (5,464,038)                        (9,805,050)
                                                   -----------      -----------      -----------                        -----------
    Total assets                                     1,557,880        2,984,362        1,376,368                          5,918,610
                                                   -----------      -----------      -----------                        -----------
    Capital expenditure                                652,073                0                0                            652,073
                                                   -----------      -----------      -----------                        -----------
    Depreciation of fixed assets                       128,789           59,365            6,625                            194,779
                                                   -----------      -----------      -----------                        -----------

                                                     Germany           France           Israel       Other Corporate        TOTAL
    Revenues                                           950,248          288,996          225,112                 -        1,464,356
    Inter-segment revenues                                   -                -                -                 -                -
                                                   -----------      -----------      -----------       -----------      -----------
    Total revenues                                     950,248          288,996          225,112                 -        1,464,356

    Income (losses) from operations                 (2,235,484)        (200,870)          58,730        (1,284,763)      (3,662,387)

    Other income (expense)                              67,143         (162,357)               -                 -          (95,214)
    Interest expenses                                  (23,065)          (2,642)         (40,560)       (1,994,017)      (2,060,284)
    Other financial income (expense), net           (1,923,350)          82,548                -        (2,081,485)      (3,922,287)
    Equity in net losses of affiliates                       -                -           37,155           (87,878)         (50,723)
    Loss in discontinued business                            -                -                -           (15,895)         (15,895)
    Income tax benefit                                   2,173             (433)               -                 -            1,740
                                                   -----------      -----------      -----------       -----------      -----------
    Net loss                                        (4,112,583)        (283,754)          55,325        (5,464,038)      (9,805,050)
                                                   -----------      -----------      -----------       -----------      -----------
    Total assets                                     1,557,880        2,424,369          559,993         1,376,388        5,918,610
                                                   -----------      -----------      -----------       -----------      -----------
    Capital expenditure                                652,073                0                0                 0          652,073
                                                   -----------      -----------      -----------       -----------      -----------
    Depreciation of fixed assets                       128,789           40,429           18,936             6,625          194,779
                                                   -----------      -----------      -----------       -----------      -----------

16.      RELATED PARTY TRANSACTIONS

         See Notes 6, 8, 13 and 14, for information regarding related party transactions.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Financial Information included herein should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-QSB. Certain of the data contained herein includes forward looking information and results could differ from that set forth below. This discussion and analysis should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "Form 10-KSB").

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Operating revenues for the three months ended June 30, 2000 were $729,028, a decrease of $150,436 compared to operating revenues of $879,464 million for the same period in 1999.

Revenues at Onyx Television in the three month period ended June 30, 2000 totalled $505,063, compared to $624,056 for the same period of 1999, a decrease of 19%. Onyx management believes that the last awareness campaign and the ongoing changes in the Onyx programming grid, including the improvement of the content quality, combined with a successful multiple alliance strategy with media companies and cable operators have contributed to further increase in its network distribution and revenue opportunity and that, although there can be no assurance, Onyx should be able to further increase the development of its revenue over the next six months.

The German media authorities have officially confirmed that Onyx`s rating in Germany is ahead of its two main competitors VH-1 and VIVA 2 and it is planned that Onyx will be in a position to further increase its technical reach in Germany during the third and fourth quarters of 2000. At the present time, Onyx Television reaches approximately 11.5 million cable homes and an indeterminable number of direct satellite homes, previously estimated at 2.5 million, in Germany. See the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Operating costs, including staff costs, depreciation and amortization totaled $3,460,049 for three months ended June 30, 2000 compared to $2,680,706 million for the three month period ending June 30, 1999. The increase in operating costs were primarily at Onyx.

Depreciation and amortization for the three months ended June 30, 2000 was $262,167 compared to $270,814 for the three month period ended June 30, 1999.

The decrease of $1.52 million in financial expense relates primarily to lower levels of debt. Financial expense for the three months ended June 30, 2000 was $1.12 million compared to $2.67 million for the same period in 1999.

As a result of all of the above factors, the Company reports a loss from continuing operations of $3,757,096 for three months ended June 30, 2000, a decrease of $795,499, from $4,552,595 for the same period in 1999.

The net loss per share for three months ended June 30, 2000 (basic and diluted) was $0.12, compared to a net loss per share (basic and diluted) of $1.14 for three months ended June 30, 1999. Weighted average shares outstanding basic and diluted were 30,097,695 for three months ended June 30, 2000 compared to 4,009,413 for the corresponding period in 1999. As described in the Notes to the Financial Statements, a Stockholder's Meeting was held on October 22, 1999, wherein it was resolved to effect a reverse split of the Company's authorized capital on a one new share for ten existing shares. Consequently the authorized capital of the Company remains at 50,000,000 shares of common stock. Accordingly all references to the Company's shares of Common Stock are on a post split basis.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Operating revenues for the six months ended June 30, 2000 were $1.56 million, an increase of $0.1 million over the same period in 1999. Revenues at Onyx Television in the six month period ended June 30, 2000 totalled $1.16 million, compared to $0.95 million for the same period of 1999, an increase of 22%.

Operating costs, including staff costs, depreciation and amortization totaled $6.09 million for six months ended June 30, 2000 compared to $5.13 million for the six month period ending June 30, 1999. The small increase in operating costs being primarily at Onyx.

Depreciation and amortization for the six months ended June 30, 2000 was $487,771 compared to $492,469 for 1999.

The decrease in financial expense relates primarily to lower interest expense. Interest expense for the six months ended June 30, 2000 was $264,852 compared to $2,060,284 for the same period in 1999. In addition, financial expense includes a charge in respect of non cash foreign exchange loss of $1.71 million for the six months ended June 30, 2000, as compared to a loss of $3.92 million for six months ended June 30, 1999. The foreign exchange losses arise from changes in currency exchange rates at June 30, 2000 as compared to exchange rates at December 31, 1999.

As a result of all of the above factors, the Company`s reports a loss from continuing operations of $6.47 million for six months ended June 30, 2000, a decrease of $3.32 million from $9.79 million for the same period in 1999.

The operations in France, including TopCard, reported an increased net loss of $773,968 for six months ended June 30, 2000 as compared to a loss of $283,754 for the same period in 1999. Topcard activity in the first two quarters of 2000 has been primarily to test and complete new developments. Operations in Israel, including Pixel, reported a profit of $111,234, for June 30, 2000 compared to a profit of $55,325 for six months ended June 30, 1999.

The net loss per share for six months ended June 30, 2000 (basic and diluted) was $0.22, compared to a net loss per share (basic and diluted) of $2.45 for six months ended June 30, 1999. Weighted average shares outstanding basic and diluted were 29,406,307 for six months ended June 30, 2000 compared to 4,009,413 for the corresponding period in 1999. As described in the Notes to the Financial Statements, all references to the Company's shares of Common Stock are on a post split basis.

Financial Condition. Liquidity and Capital Resources

         General

     The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, we have financed our capital requirements through sales of our equity securities and through debt financing. Since inception through to June 30, 2000, we have incurred an accumulated deficit of approximately $69.3 million, principally related to the launch and operation of Onyx Television. At June 30, 2000, we had a negative working capital of $6.65 million and a negative net worth of $3.89 million.

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

     At the time of the closing of the Unimedia share exchange, Unimedia held 490,840 shares of our Common Stock. Subsequent to the closing of the Unimedia share exchange, Unimedia has transferred 324,048 of these shares to investors in several private transactions, as follows:

         Transferee                                                     Shares Transferred
         Transferees not affiliated with Capital Media and Unimedia.....     124,448

         Stockholders of TopCard(1).....................................      45,600

         Gralec Establishment(2)........................................     154,000
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

         On March 23, 1998, AB Groupe made available to us a line of credit pursuant to which we borrowed $2,000,000. Outstanding principal and accrued interest of 13% per annum was originally due and payable on December 31, 1998. As further consideration for granting the line of credit, AB Groupe was granted the right, until March 31, 2000, to purchase shares of our authorized but unissued Common Stock at a $2.00 per share. On March 25, 1998, Superstar loaned Capital Media an additional $400,000, payable on the same terms as the line of credit made available by AB Groupe.

         In August 1998, we entered into agreements with Superstar and AB Groupe pursuant to which Superstar agreed to make available $5.0 million and AB Groupe agreed to provide cash and services aggregating $6.64 million ($400,000 in cash which was payable to Capital Media in August 1998 and $6.24 million in services over a two year period). Such funding was initially in the form of debt (bearing interest at the rate of 13% per annum), but was automatically to be converted into equity at the rate of $1.00 per share following approval by our stockholders of an increase in our Common Stock available for issuance.

         In December 1998, when we did not meet our contractual obligation to hold a stockholders' meeting to obtain an increase in Common Stock available for issuance by November 30, 1998, Superstar and AB Groupe demanded that we: (i) reduce the conversion price on all of the outstanding convertible debt of Capital Media which they held to $1.00 per share; and (ii) that we pay a penalty of 2% of the outstanding principal amount of the loans (payable in shares at $1.00 per share) for each month during which we did not hold our special stockholders meeting. On December 18, 1998, the Board agreed to these changes. Superstar and AB Groupe also agreed, as part of the amendment to the terms of their loans, that all of the convertible debt which they then held would automatically convert into Common Stock upon the approval by our stockholders of an increase in our shares of Common Stock available for issuance.

         In March 1999, AB Groupe agreed to fund an additional $6.0 million to Capital Media for working capital, including the funds required to complete the settlement of the Instar loan. Such amount was to be funded over a one year period and would automatically convert into Common Stock at $1.00 per share.

         In May 1999, AB Groupe and Superstar made a loan to Capital Media in the aggregate amount of $300,000, the proceeds of which were used to fund the settlement of the Fontal loan. The loan is due in two years and bears interest at the rate of 10% per annum. In connection with the loan, Capital Media granted the lenders a two-year warrant to purchase 300,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In September 1999, AB Groupe provided a guarantee to a bank for half of a DM 3 million (approximately $1.6 million) bank facility obtained by Onyx Television. In connection with the guaranty, we granted AB Groupe a two year warrant to purchase 810,000 shares of Common Stock at an exercise price of $1.00 per share. In the event the bank guarantee is called upon, we will be obligated to issue to Groupe AB such number of shares of Common Stock at $1.00 per share as is equal to the amount paid by AB Groupe under its guaranty.

         On October 27, 1999, $22.6 million which represented substantially all of the convertible debt due to AB Groupe and Superstar, was converted into Common Stock. Following conversion, AB Groupe and David Ho

(who controls Superstar) owned 47.8% and 32.2%, respectively, of our outstanding Common Stock. In December 1999, AB Groupe received an additional 841,584 shares of Common Stock in consideration for $400,000 for services provided and $120,000 cash advanced in November and December 1999 under the August 1998 agreement described above, in consideration for $200,000 paid with respect of the settlement of the Instar Loan and $121,584 for cash received. In March 2000, AB Groupe received an additional 700,000 shares of Common Stock in consideration for $600,000 received for services provided under the August 1998 agreement described above and $100,000 being the final Instar Loan in payment made by AB Groupe on our behalf under the March 1999 agreement above. AB Groupe and David Ho currently own 50.3% and 30.5% respectively, of the 31,173,251 shares outstanding of Common Stock.

         In January 2000, AB Groupe made a loan to the Company of $500,000 for general working capital purposes. The loan is due in two years and bears interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted AB Groupe a two year warrant to purchase 500,000 shares of Common Stock at the exercise price of $1.00 per share.

         In January 2000, AB Groupe and Superstar made loans to the Company in the aggregate of $1,000,000. The proceeds were in part used to increase the capital investments in Onyx by $465,000 and Topcard by $225,000. The loan is due in two years and accrues interest at the rate of ten percent (10%) per year. In connection with the loan, we granted AB Groupe and Superstar a two year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In March 2000, AB Groupe loaned the Company an additional $1,000,000 for working capital. The loan is due in two years with interest of ten percent (10%) per annum. In connection with the loan, we granted AB Groupe a two year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

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

         In August 1999, AB Groupe made a loan to Capital Media in the aggregate amount of $327,339, the proceeds of which were used to fund the settlement of the outstanding amounts due to KPN Telecom. The loan is due in two years and bears interest at the rate of 10% per annum. In connection with the loan, we granted AB Groupe a two-year warrant to purchase 327,339 shares of Common Stock at an exercise price of $1.00 per share.

         Liquidity and Capital Resources

         We believe that additional capital will be required, along with anticipated revenues from operations, to fund our operations for the next 12 months. We anticipate that the required fundings will be made available by AB Groupe or Mr. Ho, or from other sources, although we cannot assure you that the necessary funding will become available. Further, required amounts of funding will be impacted in part by the level of revenues achieved, particularly at Onyx Television. We will likely issue additional shares of Common Stock, or shares of the capital stock of our subsidiaries, to meet our anticipated capital requirements.

Recent Developments

Roger Orf was named to the Company's board of directors in April 2000.

Jean-Francois Klein, a director of the Company, has been named the Company's Chief Financial Officer.

Onyx TV and AB Groupe (a major television and production company in France) were recently granted by the German Media authorities, a license to broadcast twelve additional digital channels and turn into an independent television platform in Germany, poised at the convergence of television, digital interactive broadcasting and Internet.

In April 2000, Gralec brought a legal action in France against Unimedia, with respect to Gralec's right to purchase 50,000 ActivCard shares from Unimedia for an aggregate purchase price of $650,000. This allegation has been denied by Unimedia which believes it has a strong and valid defense against Gralec's claim. However, there can be no assurances as to the outcome of this matter.

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

                  None

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of August, 2000.

                   CAPITAL MEDIA GROUP LIMITED

                   By:   /s/ Gilles Assouline
                         --------------------
                         Gilles Assouline, President and Chief Executive Officer

                                 Exhibit Index

Exhibit No.       Exhibit Description
-----------       -------------------
  27.1            Financial Data Schedule