Form 10QSB
period 2000-09-30
CAPITAL MEDIA GROUP LTD
filed 2000-12-05
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                          Commission File No. 001-12739

                           CAPITAL MEDIA GROUP LIMITED
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                       87-0453100
----------------------------------------             ---------------------------
    (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                       Identification No.)

        2 rue du Nouveau Bercy
       94220, Charenton, France
----------------------------------------             ---------------------------
    (Address of Principal Executive                          (Zip Code)
               Offices)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, there were 32,436,460 shares of the Common Stock issued and outstanding (excluding shares held by a subsidiary).

            Transitional Small Business Disclosure Format (check one)

                              Yes [X]    No [ ]

                          Part I. Financial Information

                                                                           Page
Item 1.  FINANCIAL STATEMENTS

         Unaudited financial statements for the quarter covered by this report are attached herein in accordance with item
         310(b) of Regulation S-B.

         Index to Financial Statements

         Unaudited Consolidated Balance Sheet at September 30, 2000
            and December 31, 1999 .......................................... 3

         Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2000 and
            September 30, 1999 ............................................. 4

         Unaudited Consolidated Statement of Stockholders' Equity at
            September 30, 2000 and December 31, 1999 ....................... 5

         Unaudited Consolidated Statement of Cash Flows for the  nine months ended September 30, 2000 and September 30, 1999 ......... 6

         Notes to Unaudited Consolidated Financial Statements .............. 7

UNAUDITED CONSOLIDATED BALANCE
SHEET AT SEPTEMBER 30, 2000

                                                                        September 30,    December 31,
                                                                            2000            1999
                                                            Note         (unaudited)
ASSETS                                                                             $               $
Cash and cash equivalents                                                    856,585         181,352
Accounts receivable trade, net of allowances
for doubtful accounts of $19,498                              3            1,398,730       1,345,979
(December 31, 1999 - $28,234)
Inventories, net                                                             186,528         114,744
Prepaid expenses and deposits                                                 38,977          33,784

TOTAL CURRENT ASSETS                                                       2,480,820       1,675,859
                                                                         -----------     -----------
Investments                                                                       --           6,985
Equity in affiliated companies                                                85,650         112,725
Intangible assets, net of accumulated amortization of         4            1,767,568       2,204,271
$3,599,711 (December 31, 1999 - $3,171,811)
Property, plant and equipment, net                                         1,058,529       1,085,253
                                                                         -----------     -----------
TOTAL ASSETS                                                               5,392,567       5,085,093
                                                                         ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                           3,839,180       2,223,375
Accrued expenses                                                           1,139,998       1,620,310
Related parties loans repayable within one year               5            3,071,375       1,259,583
Bank debt due within one year                                              2,022,467       1,607,007
                                                                         -----------     -----------
TOTAL LIABILITIES                                                         10,073,020       6,710,275

Minority Interest in Subsidiaries                                            408,132         402,477
                                                                         -----------     -----------
                                                                          10,481,152       7,112,752
                                                                         -----------     -----------
Commitments and Contingencies                                                     --              --

STOCKHOLDERS' EQUITY
Common stock - 50,000,000 shares authorized:
$0.001 par value 32,603,251 (December 31, 1999 -             10               32,603          28,580
  28,583,251) issued and outstanding,
Additional paid in capital                                                60,380,902      55,771,258
166,791 shares held by subsidiary (December 31,
  1999 - 166,791) at cost                                                   (950,712)       (950,712)
                                                                         -----------     -----------
                                                                          59,462,793      54,849,126

Cumulative translation adjustment                                          7,117,623       5,986,265
Accumulated deficit                                                      (71,669,001)    (62,863,050)
                                                                         -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                (5,088,585)     (2,027,659)
                                                                         -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 5,392,567       5,085,093
                                                                         ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the three and nine months ended September 30, 2000 and September 30, 1999

                                                        3 months        3 months        9 months        9 months
                                                          ended           ended           ended           ended
                                                        September       September       September       September
                                           Note          30,2000         30,1999         30,2000         30,1999
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                                 $               $               $               $
Operating revenue                                          573,067         783,002       2,136,509       2,247,358

Operating costs
  Staff costs                                              657,349         566,091       1,995,726       1,685,754
  Depreciation and amortisation                            225,603         277,579         713,374         770,048
  Other operating expenses                               2,107,967       1,619,120       6,374,018       5,133,732
                                                       -----------     -----------     -----------     -----------
                                                        (2,990,919)     (2,462,790)     (9,083,118)     (7,589,534)
Operating loss                                          (2,417,852)     (1,679,788)     (6,946,609)     (5,342,176)

Other (expense)                                            (22,667)        804,518          40,178         709,304
Financial (expense) income net              7               18,883        (507,540)     (1,959,571)     (6,490,111)

Equity in net loss of affiliates                            (5,933)        (39,054)        (27,075)        (89,777)
                                                       -----------     -----------     -----------     -----------
Loss from continuing operations                         (2,427,569)     (1,421,864)     (8,893,077)    (11,212,760)
  before taxation
Income tax benefit (expense)                                    (9)          1,525            (307)          3,265
                                                       -----------     -----------     -----------     -----------
                                                        (2,427,578)     (1,420,339)     (8,893,384)    (11,209,495)
Discontinued operations                     9
Loss from operation of discontinued                             --         (32,662)             --         (48,557)
subsidiary
                                                       -----------     -----------     -----------     -----------
Net loss before minority interest                       (2,427,578)     (1,453,001)     (8,893,384     (11,258,052)

Minority interest                                           87,433              --          87,433              --
                                                       -----------     -----------     -----------     -----------
 Net loss                                               (2,340,145)     (1,453,001)     (8,805,951)    (11,258,052)

Net loss per share for continuing
  operations -  basic                                  ($     0.08)    ($     0.35)    ($     0.29)    ($     2.80)

- diluted                                              ($     0.08)    ($     0.35)    ($     0.29)    ($     2.80)

Net loss per share including
  discontinued operations -  basic                     ($     0.08)    ($     0.36)    ($     0.29)    ($     2.81)

- diluted                                              ($     0.08)    ($     0.36)    ($     0.29)    ($     2.81)

Weighted average shares - basic                         30,780,473       4,009,413      29,864,362       4,009,413

Weighted average shares - diluted                       30,780,473       4,009,413      29,864,362       4,009,413
                                                       ===========     ===========     ===========     ===========

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2000 and the year ended December 31,
1999

                                                                         Cumulative
                                                          Shares         Additional       other
                                                          held by         paid-in     comprehensive    Accumulated
                                 Common stock           subsidiary        capital    income (deficit)    deficit         Total
                           Shares             $              $               $              $               $               $
Balance at
  January 1, 2000        28,583,251          28,583        (950,712)     55,771,255      5,986,265     (62,863,050)     (2,027,659)

Shares Issued             4,020,000           4,020              --       4,609,647                                      4,613,667

Translation adjustment                                                                   1,131,358                       1,131,358

Net loss                                         --              --              --             --      (8,805,951)     (8,805,951)
                                                                                                                       -----------
Comprehensive loss                                                                                                      (7,674,593)
                        -----------     -----------     -----------     -----------    -----------     -----------     -----------
Balance at
September 30, 2000       32,603,251          32,603        (950,712)     60,380,902      7,117,623     (71,669,001)     (5,088,585)
                        ===========     ===========     ===========     ===========    ===========     ===========     ===========
                                                                         Cumulative
                                                          Shares         Additional       other
                                                          held by         paid-in     comprehensive    Accumulated
                                 Common stock           subsidiary        capital    income (deficit)    deficit         Total
                           Shares             $              $               $              $               $               $
Balance at
  January 1, 1999         4,009,413           4,009        (950,712)     31,191,990        756,406     (48,238,074)    (17,236,381)

Shares Issued            24,573,838          24,574                      24,669,265                                     24,693,839

Commission paid                                                             (90,000)                                       (90,000)

Translation adjustment           --              --              --              --      5,229,859                       5,229,859

Net loss                                         --              --              --             --     (14,624,976)    (14,624,976)
                                                                                                                       -----------
Comprehensive loss                                                                                                      (9,395,117)
                        -----------     -----------     -----------     -----------    -----------     -----------     -----------
Balance at
December 31, 1999        28,583,251          28,583        (950,712)     55,771,255      5,986,265     (62,863,050)     (2,027,659)
                        ===========     ===========     ===========     ===========    ===========     ===========     ===========


See notes to the consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2000 and September 30, 1999

                                                                                     Restated
                                                                9 months ended    9 months ended
                                                                 September 30,     September 30,
                                                                     2000              1999
                                                                       $                 $
Cash flows from operating activities

Net loss                                                           (8,805,951)      (11,258,052)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                     713,374           770,048
    Equity in net losses of affiliates and minority interests          32,729            89,777
Changes in assets and liabilities :
    (Increase) / Decrease in other assets and inventories             (76,499)          119,310
    (Increase) / Decrease in accounts receivable                      (52,751)          373,654
    Increase in accrued expenses and other liabilities              1,285,654         1,827,246
                                                                  -----------       -----------
Net cash used in operations                                        (6,903,444)       (8,078,017)
                                                                  -----------       -----------
Cash flows from investing activities
Acquisition of plant and equipment                                   (221,317)         (731,122)
Acquisition of intangible assets                                      (29,106)               --
Disposal of financial assets                                            6,985                --
                                                                  -----------       -----------
Net cash (used) in investing activities                              (243,438)         (731,122)
                                                                  -----------       -----------
Cash flows from financing activities
Increase in short term debt                                         1,911,630         7,221,313
Repayment of loans                                                   (250,000)       (2,700,000)
Issuance of shares                                                  4,613,667                --
                                                                  -----------       -----------
Net cash provided by financing activities                           6,275,297         4,521,313
                                                                  -----------       -----------
Effect of exchange rate changes on cash                             1,131,358         3,094,379
                                                                  -----------       -----------
Net (decrease) / increase in cash and cash equivalents                259,773        (1,193,447)
Cash and cash equivalents at beginning of period                   (1,425,655)          583,320
                                                                  -----------       -----------
Net (debt) / cash and cash equivalents at end of period            (1,165,882)         (610,127)
                                                                  ===========       ===========
Supplemental data:

Interest paid                                                         367,594           810,044
Income tax paid                                                           322               430

The accompanying notes are an integral part of these consolidated financial statements.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

1.       SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

         Principles of consolidation

         The unaudited consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries, Capital Media (UK) Limited ("CM(UK)"), and Onyx Television GmbH ("Onyx"), together with the Company's 98.33% owned subsidiary Unimedia SA ("Unimedia") and Unimedia's wholly owned subsidiary, Pixel Limited ("Pixel"), and its 98.66% owned subsidiary TopCard SA ("TopCard"). All inter company accounts and transactions have been eliminated in consolidation. Pixel's 47.5% interest in Henry Communications Limited ("Henry"), have been accounted for using the equity method, after the elimination of all significant intercompany balances and transactions.

         Tinerama Investment AG ("Tinerama"), a 51% owned subsidiary, was sold in December 1999 (See Note 6). CM(UK)'s 50% interest in Blink TV Limited ("Blink") was sold in December 1999. Neither of these former investments is consolidated.

         Interim Adjustments

         The consolidated financial statements as of, and for the periods ended September 30, 2000 and September 30, 1999, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. The results of operations for the interim periods should not be considered indicative of results expected for the full year.

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

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

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

         Earnings per share and reverse split

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

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

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

         Last Stockholders Meeting

         The last Stockholders Meeting took place on October 22, 1999. During this meeting, the stockholders approved the following resolutions;

         (i) a reverse split of the Company's outstanding stock on a one share for ten shares basis, with the Company's authorized shares remaining at 50 million shares;

         (ii) the terms of the financial arrangements between the Company and AB Groupe S.A., and between the Company and Superstar Ventures Limited ("Superstar") (see Notes 10 and 11); and

         (iii) the grant of an option to an entity controlled by the Company's Chairman and Chief Executive and Chief Operating Officer to purchase 1.6 million shares of the Company's common stock at an exercise price of $1.00 per share (see Note 10.2).

         Following the reverse split, which was effected on October 27, 1999, in accordance with its financial arrangements among the Company, AB Groupe and Superstar, the Company issued 22,598,255 shares to AB Groupe and Superstar, in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest (see Note 10 and 11).

         At September 30, 2000, the Company has 32,603,251 shares of common stock issued and outstanding, including 166,791 shares owned by Unimedia.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the period ended September 30, 2000 and the year ended December 31, 1999, the Company incurred net losses of $8,805,951 and $14,624,976 respectively.

         At September 30, 2000, the Company had net current liabilities of $7,592,200 and its total liabilities exceeded its total assets by $5,088,585. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 11, the Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain successful operations.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

3.       ACCOUNTS RECEIVABLE

                                            September 30,    December 31,
                                                2000            1999
         Accounts receivable comprise:           $               $

         Trade receivables                      739,334        500,954
         Taxation receivable                     19,300         37,654
         Other debtors receivable               640,096        807,371
                                              ---------      ---------
                                              1,398,730      1,345,979
                                              =========      =========

4.       INTANGIBLE ASSETS

                                            September 30,   December 31,
                                                2000           1999
                                                 $              $
         Purchased broadcast licenses           220,337        241,755
         Computer software                      566,085        569,131
         Other intangible assets                 13,482             --
         Goodwill                             4,567,376      4,565,196
                                             ----------     ----------
                                              5,367,280      5,376,082
         Less accumulated amortization       (3,599,712)    (3,171,811)
                                             ----------     ----------
                                              1,767,568      2,204,271
                                             ==========     ==========

         Goodwill net of amortization is as follows:

                                            September 30,   December 31,
                                                2000           1999
                                                 $              $
         Unimedia                             1,328,758      1,674,695
         TopCard                                365,519        452,232
         Pixel                                   35,200         53,965
                                              ---------      ---------
                                              1,729,477      2,180,892
                                              =========      =========

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

5.       LOANS REPAYABLE WITHIN ONE YEAR

                                            September 30,   December 31,
                                                 2000           1999
                                                   $             $
         Instar Holdings Ltd                         --        100,000
         AB Groupe S.A                        2,888,969        977,339
         Superstar Investments Ltd                   --        150,000
         Interest accrued                       182,406         32,244
                                              ---------      ---------
         Related party loans                  3,071,375      1,259,583
                                              =========      =========

The terms of AB Groupe loan are detailed in Note 11.

6.       DISCONTINUED OPERATIONS AND DIVESTMENTS

TINERAMA

During 1998, the Company approved a decision to sell its interests in the Romanian group of companies, Tinerama. The sale was for a nominal sum and the transaction agreed in November 1999 closed in February 2000. The results of the Tinerama business in 1999 were reported separately as a discontinued operation.

BLINK

In December 1999, the 50% interest in Blink held by CM(UK) was sold to RCL Communications Ltd, the other joint investor for a nominal sum and converted our (pound) 130,000 (approximately $200,000) of existing loans to Blink into new redeemable equity equating to 19% of Blink. If successful in the future, Blink will be obligated to repay the redeemable equity.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

7.       FINANCIAL EXPENSE

         Financial expense is comprised of the following:

                                              9 months ended    9 months ended
                                               September 30,     September 30,
                                                   2000               1999
                                                     $                 $
         Interest expense/(income)                550,000          3,674,052
         Foreign currency exchange loss         1,409,571          2,816,059

         The foreign currency exchange loss in 2000 and in 1999 arose primarily from the exchange differences arising in the inter-company loan between CM(UK) and Onyx recorded in pounds sterling and German Marks, respectively. Decision was taken in September that would allow CMG Limited to recapitalise ONYX and permit the reimbursement of amounts borrowed from CM (UK) by ONYX. The reimbursement rates were contractually fixed as those at January 1, 2000 resulting in a reversal of some of the exchanges losses already recorded. These inter-company loans were effectively reimbursed in October 2000.

8.       INCOME TAXES

         Net operating loss carry forwards which give rise to deferred tax assets at September 30, 2000 and December 31, 1999 are as follows:

                                                     September 30,  December 31,
                                                         2000           1999
                                                          $              $
         Deferred tax asset on unrealized tax losses   27,472,000    23,251,000
         Timing differences                               400,000       409,000
                                                       ----------   -----------
         Valuation allowances                         (27,872,000)  (23,660,000)
                                                       ----------   -----------
         Total deferred tax assets                             --            --
                                                       ==========   ===========

         The Company has significant deferred tax assets (approximately $27,872,000) corresponding to tax losses arising primarily from the operating losses incurred by Onyx in Germany. These tax losses are available to be carried forward indefinitely to be set off against future profits in Germany. However, at the end of 1999 and in September 2000, the management forecast that the Company will not be profitable in 2000 and therefore no credit for income tax was recorded. The Company will continue to review its tax valuation allowance in future periods.

         The UK General Commissioner of Income Tax has fixed a hearing on December 14, 2000, with respect of CM(UK)'s appeal against an assessment from the UK Inland Revenue Administration requesting that CM(UK) pay taxes and penalties in the amount of (pound) 330,000 (approximately $508,000). CM(UK) is contesting this assessment and there can be no assurance as to the outcome of this matter.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

         Pursuant to the postponement application filed by the Company, the Tax Administration has agreed to postpone the payment of the required tax while disputed by the Company.

9.       LITIGATION

         In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favor of Onyx. The plaintiff appealed against the ruling and has claimed DM168,000 (US$86,000) in respect of his 1997 salary. The court is now considering new evidence put forward by Onyx, which believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of the matter.

         In February 2000, Onyx paid $235,000 in full settlement of a dispute with TV Strategies, a Dallas, Texas based television services company, which alleged that they had provided services to Onyx.

         Unimedia has two minority shareholders (Oradea and Roland Pardo) who have unsuccessfully brought numerous legal actions against Unimedia and/or its management, among which is the one pursuant to which they were recently condemned by the French Court to pay damages to Unimedia for having maintained abusive liens on all Unimedia assets after Unimedia settled their loans in July 1999. Oradea and R. Pardo have also brought a legal action through the Court of England against Montague Koppel and Gilles Assouline with respect to their investment in both Unimedia and ActivCard. The Court will soon consider a strike out application filed by Gilles Assouline who believes that he has strong and valid defense. However there can be no assurance as to the outcome of the matter. The Company has indemnified Mr. Assouline with respect to this matter.

         In August 2000, Gralec Establishment, a shareholder of the company, brought a legal action against Unimedia before the Court of France with respect to the alleged still existing rights of Gralec to purchase 50,000 ActivCard shares from Unimedia at $13.00 each according to an option granted in October 1996 which expired in February 1997. In October 2000, the court dismissed Gralec and ordered Gralec to pay damages and legal fees to Unimedia.

10.      CAPITAL STRUCTURE

         At the last Stockholder's Meeting on October 22, 1999, the stockholders approved a reverse split of the Company's authorized capital on a one new share for ten old shares basis, with the Company's authorized shares remaining at 50 million shares. Unless otherwise noted, all share and per share references herein reflected completion of the reverse split on October 27, 1999.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

10.1     WARRANTS

         The Company has the following issued and vested warrants to purchase common stock outstanding at September 30, 2000 and December 31, 1999:

                            September 30,                           December 31,
          Description           2000       Exercised    Granted        1999

Warrants for common stock       633,914                                 633,914
Exercisable at $40.00   *
Warrants for common stock        51,119                                  51,119
Exercisable at $31.25   *
Warrants for common stock       129,767                                 129,767
Exercisable at $25.00   *
Warrants for common stock     6,537,339     (650,000)   3,650,000     3,537,339
Exercisable at $1.00   **
                             ----------    ---------   ----------   -----------
                              7,352,139     (650,000)   3,650,000     4,352,139
                             ==========    =========   ==========   ===========

         *  registered with the SEC
         ** 650,000 warrants were exercised by Superstar in September 2000.

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

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

         In January 2000, AB Groupe and Superstar made a loan to the Company in the aggregate of $1,000,000. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In March 2000, Groupe AB loaned the Company an additional $1,000,000 for working capital. The loan is due in two years and carries interest at the rate of 10% per annum. In connection with the loan, the Company granted a two-year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In September, 2000 Superstar exercised outstanding warrants to purchase 650,000 shares at $1.00 per share.

10.2     OPTIONS

         On August 1, 1997, the Company entered into three year employment agreements with the executive officers providing for them to receive in addition to other compensations, options to purchase 20,000 and 17,500 shares of common stock at an exercise price of $5.70 per share, the price at which transactions were effected at that time. All of these options have vested. These options expire 36 months from the date of their effective registration. The employment agreements were automatically renewed in September.

         The former Chief Financial Officer as part of his service agreement was entitled to receive options in each of the years 1996, 1997 and 1998 to purchase in aggregate, 30,000 common shares of the Company at $25.00 per share, the price at which transactions were effected at the time. These options expire 36 months from the date of their effective registration.

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

         In 1998, Unimedia transferred 154,000 shares of Common Stock to Gralec Establishment for an aggregate purchase price of $500,000. The shares of Common Stock transferred to Gralec have now been registered. The Company, however, failed to register the Common Stock by November 30, 1999, as required under a registration rights agreement. In order to extend the period during which registration of the Common Stock could be completed, the Board approved on December 29, 1999, (1) to sell to Gralec 220,000 shares against transfer of the net proceeds from the sale of 50,000 ActivCard shares previously sold by Unimedia to Gralec in 1996, and (2) to grant Gralec Establishment an additional option to purchase 600,000 shares of our authorized but issued Common Stock at an exercise price of $1.00 per share for a period of nine months.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

         COMMON STOCK PURCHASE OPTIONS

Description                                        Outstanding at   Granted   Outstanding at
                                                    September 30,              December 31,
                                                         2000                      1999
Exercisable @ $1.00                                     600,000      600,000           --
Executive officers options exercisable @ $5.70           37,500                    37,500
of which vested                                          37,500                    30,000

Officers options exercisable @ $25.00 fully vested       30,000                    30,000

Executive officers options exercisable @ $3.50          400,000                   400,000
of which vested                                         400,000                   159,998

Non-employee directors options exercisable @
fully vested                                          $    3.50       50,000       50,000
                                                      ---------    ---------    ---------
Total exercisable                                     1,117,500      600,000      517,500
                                                      =========    =========    =========

10.3     ISSUANCE OF COMPANY SHARES

         In March 2000, the Company granted management the right to purchase up to 6.5 million shares on or before December 31, 2000, as detailed below:
                    Gilles        Michel   Jean-Francois
Purchase Price     Assouline    Assouline      Klein      David Ho       Total

$1 per share         750,000    1,100,000      750,000      750,000    3,350,000
$1.50 per share      250,000      300,000      250,000      250,000    1,050,000
$2 per share         250,000      300,000      250,000      250,000    1,050,000
$2.50 per share      250,000      300,000      250,000      250,000    1,050,000
                   ---------    ---------    ---------    ---------    ---------
Total              1,500,000    2,000,000    1,500,000    1,500,000    6,500,000
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

         The Board on April 21, 2000 authorized the issue of up to 500,000 shares to each Group AB and Superstar at $1.50 each prior to July 2000. Out of these, 780,000 shares were effectively issued and paid. Groupe AB and Superstar purchased 480,000 new shares and 300,000 shares respectively, out of which an aggregate number of 280,000 shares were effectively subscribed prior to June 30, 2000 and 500,000 shares were effectively subscribed in July 2000.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

         In May 2000, the Board proposed to issue 1,000,000 Company shares to Roger Orf at a purchase price of $2.50 per share prior to July 31, 2000. Roger Orf did not purchase these shares.

         In September 2000, Superstar exercised 650,000 warrants and 650,000 shares of Common Stock were issued by the Company to Superstar.

         PRO-FORMA NET LOSS AND NET LOSS PER SHARE

         The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and, as permitted under SFAS No.123 applies Accounting Principles Board Opinion ("APB") No 25 and related interpretations in accounting for its stock options. Since the Company awarded the stock options with no discount as compared with the market price at the time of the grants, there was no related compensation costs for any of the years presented based on the estimated grant date fair value as defined by FAS 123. The Company pro-forma net loss and loss per share for the nine months ended September 30, 2000 and 1999 are as follows:

                                               September 30,    September 30,
                                                   2000            1999
                                                     $               $
         Pro forma net loss                     (8,805,951)     (11,258,052)
         Basic and diluted
         Pro forma net loss per share                (0.29)           (2.81)
         Basic and diluted

11.      LIQUIDITY AND CAPITAL RESOURCES

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

         Following the reverse split, in accordance with its financial arrangements with AB Groupe and Superstar, the Company issued 22,598,255 post reverse split shares in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest. The Company also issued 789,999 additional shares in conversion of $790,000 of certain sundry loans and also issued 344,000 additional shares to other parties to which it was obligated, including Instar Holdings Inc. which received 200,000 shares as part of its settlement with the Company.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

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

12.      SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA

         The following financial information is summarized by business segment and country.

         - The television media segment contains the operations of Onyx; and

         - The technology segment contains the operations of Unimedia, Pixel and TopCard.

         Capital Media Group's activities are concentrated in Germany, France and Israel (Revenues account for: to September 2000 - approximately 73%,13% and 14% respectively, to September 1999 - approximately 66%, 17% and 17% respectively).

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

                                         Television                  Elimination &
Nine months ended September 30, 2000        Media       Technology     Corporate        TOTAL
Revenues                                  1,563,917        572,592             --      2,136,509
Inter-segment revenues                           --             --             --             --
                                         ----------     ----------     ----------     ----------
Total revenues                            1,563,917        572,592             --      2,136,509

Income (losses) from operations          (5,386,895)      (661,441)      (898,273)    (6,946,609)

Other income (expense)                      262,257         41,150       (263,229)        40,178
Interest expenses                          (104,483)       (48,971)      (396,546)      (550,000)
Other financial income (expense), net       (91,681)       120,846     (1,438,736)    (1,409,571)
Equity in net losses of affiliates               --        (27,075)            --        (27,075)
Income tax benefit                              (85)          (222)            --           (307)
Minority interest                            87,433             --             --         87,433
                                         ----------     ----------     ----------     ----------
Net loss                                 (5,233,454)      (575,713)    (2,996,784)    (8,805,951)
                                         ==========     ==========     ==========     ==========
Total assets                              2,171,923      3,099,802        120,842      5,392,567
                                         ==========     ==========     ==========     ==========
Capital expenditure                         146,565         74,905           (153)       221,317
                                         ==========     ==========     ==========     ==========
Depreciation of fixed assets                195,035         51,145          1,383        247,563
                                         ==========     ==========     ==========     ==========
                                                                                      Other
                                        Germany         France         Israel       Corporate        TOTAL
Revenues                                1,563,917        275,592        297,000             --      2,136,509
Inter-segment revenues                         --             --             --             --             --
                                       ----------     ----------     ----------     ----------     ----------
Total revenues                          1,563,917        275,592        297,000             --      2,136,509

Income (losses) from operations        (5,386,895)      (705,154)        43,713       (898,273)    (6,946,609)

Other income (expense)                    262,257         41,628           (478)      (263,229)        40,178
Interest expenses                        (104,483)            29        (49,000)      (396,456)      (550,000)
Other financial income                    (91,681)       (64,777)       185,623     (1,438,736)    (1,409,571)
(expense), net
Equity in net losses of                        --             --        (27,075)            --        (27,075)
affiliates
Income tax benefit                            (85)          (222)            --             --           (307)
Minority interest                          87,433             --             --             --         87,433
                                       ----------     ----------     ----------     ----------     ----------
Net loss                               (5,233,454)      (728,496)       152,783     (3,615,338)    (8,805,951)
                                       ==========     ==========     ==========     ==========     ==========
Total assets                            2,171,923      1,586,952      1,512,850        120,842      5,392,567
                                       ==========     ==========     ==========     ==========     ==========
Capital expenditure                       146,565         71,744          3,161           (153)       221,317
                                       ==========     ==========     ==========     ==========     ==========
Depreciation of fixed assets              195,035         28,462         22,683          1,383        247,563
                                       ==========     ==========     ==========     ==========     ==========

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2000

Nine months ended September 30, 1999     Television      Technology     Elimination &       TOTAL
                                            Media                         Corporate
Revenues                                   1,478,071         769,287              --       2,247,358
Inter-segment revenues                            --              --              --              --
                                         -----------     -----------     -----------     -----------
Total revenues                             1,478,071         769,287              --       2,247,358

Income (losses) from operations           (3,316,271)       (215,373)     (1,810,532)     (5,342,176)

Other income (expense)                        90,450         138,119         480,735         709,304
Interest expenses                            (60,233)        (79,985)     (3,533,834)     (3,674,052)
Other financial income (expense), net     (2,479,318)         23,012        (359,753)     (2,816,059)
Equity in net losses of affiliates                --          26,788        (116,565)        (89,777)
Loss in discontinued business                     --              --         (48,557)        (48,557)
Income tax benefit                             3,695            (430)             --           3,265
                                         -----------     -----------     -----------     -----------
Net loss                                  (5,761,677)       (107,869)     (5,388,506)    (11,258,052)
                                         ===========     ===========     ===========     ===========
Total assets                               1,457,077       2,850,220       1,214,628       5,521,925
                                         ===========     ===========     ===========     ===========
Capital expenditure                          731,122              --              --         731,122
                                         ===========     ===========     ===========     ===========
Depreciation of fixed assets                 240,818          72,982           9,712         323,512
                                         ===========     ===========     ===========     ===========
                                           Germany         France           Israel     Other Corporate      TOTAL
Revenues                                   1,478,071         390,094         379,193              --       2,247,358
Inter-segment revenues                            --              --              --              --              --
                                         -----------     -----------     -----------     -----------     -----------
Total revenues                             1,478,071         390,094         379,193       2,247,358       2,247,358

Income (losses) from operations           (3,316,271)       (328,117)        112,744      (1,810,532)     (5,342,176)

Other income (expense)                        90,450         138,119              --         480,735         709,304
Interest expenses                            (60,233)         (4,603)        (75,382)     (3,533,834)     (3,674,052)
Other financial income (expense),         (2,479,318)         23,012              --        (359,753)     (2,816,059)
net
Equity in net losses of affiliates                --              --          26,788        (116,565)        (89,777)
Loss in discontinued business                     --              --              --         (48,557)        (48,557)
Income tax benefit                             3,695            (430)             --              --           3,265
                                         -----------     -----------     -----------     -----------     -----------
Net loss                                  (5,761,677)       (172,019)         64,150      (5,388,506)    (11,258,052)
                                         ===========     ===========     ===========     ===========     ===========
Total assets                               1,457,077       2,196,476         653,744       1,214,628       5,521,925
                                         ===========     ===========     ===========     ===========     ===========
Capital expenditure                          731,122              --              --              --         731,122
                                         ===========     ===========     ===========     ===========     ===========
Depreciation of fixed assets                 240,818          35,088          37,894           9,712         323,512
                                         ===========     ===========     ===========     ===========     ===========

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

Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Operating revenues for the nine months ended September 30, 2000 were $2,136,509, a decrease of $110,849 compared to operating revenues of $2,247,358 for the same period in 1999.

Revenues at Onyx Television in the nine month period ended September 30, 2000 totaled $1,563,917, compared to $1,478,071 for the same period of 1999, an increase of 5.8%. Onyx management believes that the ongoing changes in the Onyx programming grid, including the improvement of the content quality resulting from its content deal with Kinowelt, combined with an ongoing alliance strategy with media companies and cable operators, should contribute to further increase its network distribution and revenue opportunity and that, although there can be no assurance, Onyx should be able to further increase the development of its revenue over the next six months.

Onyx plans to further increase its technical reach in Germany during the first and second quarters of 2000. At the present time, Onyx Television reaches approximately 11.5 million cable homes and an indeterminable number of direct satellite homes in Germany, previously estimated at 2.5 million. See the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Operating costs, including staff costs, depreciation and amortization, totaled $9,398,118 for nine months ended September 30, 2000, compared to $7,589,534 million for the nine month period ending September 30, 1999. The increase in operating costs were primarily at Onyx.

Depreciation and amortization for the nine months ended September 30, 2000 was $713,374 compared to $770,048 for the nine month period ended September 30, 1999. The decrease of $1,507,046 million in financial expense relates primarily to lower levels of debt. Financial expense for the nine months ended September 30, 2000 was $1,959,571 compared to $6,490,111 for the same period in 1999.

Financial expense for the nine months ended September 30, 2000 was $1,959,571 (including an exchange loss of $1,409,571), compared to $6,490,111 for the same period in 1999, thus showing a decrease of $4,530,540.

As a result of all of the above factors, the Company reported a loss from continuing operations of $8,805,951 for nine months ended September 30, 2000, a decrease of $2,452,101 from $11,258,052 for the same period in 1999.

The net loss per share for the nine months ended September 30, 2000 (basic and diluted) was $0.31, compared to a net loss per share (basic and diluted) of $2.80 for the nine months ended September 30, 1999. Weighted average shares outstanding basic and diluted were 29,864,362 for the nine months ended September 30, 2000 compared to 4,009,413 for the corresponding period in 1999. As described in the Notes to the Financial Statements, a Stockholder's Meeting was held on October 22, 1999, wherein it was resolved to effect a reverse split of the Company's authorized capital on a one new share for ten existing shares. Consequently the authorized capital of the Company remains at 50,000,000 shares of common stock. Accordingly all references to the Company's shares of Common Stock are on a post split basis.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Operating revenues for the three months ended September 30, 2000 were $573,067, a decrease of $209,935 over the same period in 1999. Operating costs, including staff costs, depreciation and amortization totaled $2,990,919 for the three months ended September 30, 2000, compared to $2,462,790 for the three months ended September 30, 1999, the small increase in operating costs being primarily at Onyx.

Depreciation and amortization for the three months ended September 30, 2000 was $225,603 compared to $277,579 for 1999.

The decrease in financial expense relates primarily to the substantial reduction of the consolidated indebtedness and to foreign exchange profits which arise from the decision taken in September 2000 that would allow CMG Limited to both recapitalize ONYX and allow the repayment of loans granted by CM(UK) to Onyx. The exchange rates upon repayment of the debts were contractually fixed as of January 1, 2000 resulting in a reversal of some of the exchanges losses already recorded. These inter-company loans were effectively reimbursed in October 2000.

The Company's operations in France, including TopCard, reported a profit of $45,742 for the three months ended September 30, 2000, compared to a profit of $111,735 for the same period in 1999. Topcard activity in the first three quarters of 2000 has been primarily to test and complete new developments. Operations in Israel, including Pixel, reported a profit of $41,549, for September 30, 2000, compared to a profit of $8,825 for the three months ended September 30, 1999.

The net loss per share for the three months ended September 30, 2000 (basic and diluted) was $0.08, compared to a net loss per share (basic and diluted) of $0.36 for the three months ended September 30, 1999. Weighted average shares outstanding basic and diluted were 30,780,473 for the three months ended September 30, 2000 compared to 4,009,413 for the corresponding period in 1999.

Financial Condition. Liquidity and Capital Resources

         General

         The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, we have financed our capital requirements through sales of our equity securities and through debt financing. Since inception through September 30, 2000, we have incurred an accumulated deficit of approximately $71,669,001, principally related to the launch and operation of Onyx Television. At September 30, 2000, we had a negative working capital of $5,088,585.

Equity Offerings by Capital Media

         For a description of all equity offerings prior to December 31, 1999, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         In January 2000, AB Groupe made a loan to the Company of $500,000 for general working capital purposes. The loan is due in two years and bears interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted AB Groupe a two year warrant to purchase 500,000 shares of Common Stock at the exercise price of $1.00 per share.

         In January 2000, AB Groupe and Superstar made loans to the Company in the aggregate of $1,000,000. The proceeds were in part used to increase the capital investments in Onyx by $465,000 and Topcard by $225,000. The loan is due in two years and accrues interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted AB Groupe and Superstar a two year warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In March 2000, AB Groupe loaned the Company an additional $1,000,000 for working capital. The loan is due in two years with interest of ten percent (10%) per annum. In connection with the loan, we granted AB Groupe a two year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

         In March 2000, the Company granted management the right to purchase up to 6.5 million shares, on or before December 31, 2000, as detailed below:

                     Gilles      Michel    Jean-Francois
Purchase Price     Assouline    Assouline      Klein      David Ho       Total

$1 per share         750,000    1,100,000      750,000      750,000    3,350,000
$1.50 per share      250,000      300,000      250,000      250,000    1,050,000
$2 per share         250,000      300,000      250,000      250,000    1,050,000
$2.50 per share      250,000      300,000      250,000      250,000    1,050,000
                   ---------    ---------    ---------    ---------    ---------
Total              1,500,000    2,000,000    1,500,000    1,500,000    6,500,000
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

         The Board held April 21, 2000 authorized the issue of up to 500,000 shares to each Group AB and Superstar at $1.50 each prior to the end of July 2000. Out of these, 780,000 shares were effectively issued and paid. Groupe AB and Superstar purchased 480,000 new shares and 300,000 shares respectively, out of which an aggregate number of 280,000 shares were effectively subscribed prior to June 30, 2000 and 500,000 shares were effectively subscribed in July 2000.

         In May 2000, the Board proposed to issue 1,000,000 Company shares to Roger Orf at a purchase price of $2.50 per share prior to July 31, 2000. Roger Orf did not purchase these shares.

         In September 2000, Superstar exercised 650,000 warrants and 650,000 shares of Common Stock were issued by the Company to Superstar.

         In October 2000, FA Television Holdings LLC, a joint venture company between Allied Capital, Gilles Assouline and Michel Assouline, subscribed to purchase 480,000 shares at $1.50 per share and 120,000 shares at $1.00 per share out of the shares subscription granted to management in March 2000. In October 2000, 600,000 new shares were issued to FA Television Holdings LLC, for an aggregate purchase price of $840,000.

         Liquidity and Capital Resources

         The Company believes that additional capital will be required, along with anticipated revenues from operations, to fund operations for the next 12 months. The Company anticipates that the required fundings will be made available by AB Groupe or David Ho, or from other sources, although there can be no assurance that the necessary funding will become available. Further, required amounts of funding will be impacted in part by the level of revenues achieved, particularly at Onyx Television. The Company will likely issue additional shares of Common Stock, or shares of the capital stock of its subsidiaries, to meet capital requirements.

         Recent Developments

         Appointments

         Roger Orf was named to the Company's board of directors in April 2000.

         Jean-Francois Klein, a director of the Company, has become the Company's Chief Financial Officer. Mr. Klein is also the chief financial officer of AB Groupe.

         Licenses

         In late 1999, Onyx Television GmbH and AB Groupe were granted by the German Media authorities a license to broadcast twelve additional digital channels. In June 2000, AB Groupe and ONYX co-founded ONYX Plus GmbH, a 50/50 joint venture dedicated to the production and distribution of the 12 digital channels. ONYX Plus has signed two contracts with German cable-operators for the distribution of certain of the licensed channels. The first transmission of these digital channels is planned to start on March 1, 2001.

         Internet

         In June 2000, Onyx launched its portal site, --ONYXNet-- - accessible on the world Wide Web at www.onyx.tv - and offered a subscription-free internet access through the Mannesman Arcor backbone. ONYXNet portal site combines background information on the Onyx channel together with information of general interest (weather reports, news, financial news, movie releases, etc.), personal services (E-mail, SMS messages, discussion forums, etc.) and shopping. As of September 2000, ONYXNet had received over six million hits and over 1 million pages were being viewed on a monthly basis.

         Analogue free TV

         In September 2000, ONYX Television GmbH entered into a Content Agreement with Kinowelt Medien AG. Kinowelt is a Munich based company, listed on the Frankfurt Neuer Market, having core activities related to the film industry, including the production of movies, acquisition and distribution of television rights, ownership and exploitation of cinema multiplexes, manufacturing and distribution of videos and DVDs. Kinowelt is currently exploiting a large library of long feature films, TV series and Digital TV programming, including premiere movies from Warner, such as "The Matrix", "The Fugitive" or "Wild Wild West".

         Pursuant to this Content Agreement, ONYX currently broadcasts Kinowelt movies at prime time (from 8:15 PM to 10:30 PM) on a daily basis. ONYX and Kinowelt shall share revenues generated through the advertising spots aired during these prime time slots.

         The agreement with Kinowelt is valid until the end of September 2001.

         At the end of September 2000, Onyx had a technical reach of almost 11.5 million cable households in Germany and an indeterminable number of direct satellite homes previously estimated at 2.5 million in Germany. Therefore, Onyx presently is believed to have a technical reach to almost 14 million households in Europe.

Capital Increase of TopCard Monetique SA

         During an Extraordinary Meeting held on March 3, 2000, Topcard's stockholders approved an increase in the capital stock of TopCard by up to 6 million French Francs through the issuance of 60,000 new shares of par value 100 French Francs, payable either in cash or by compensation of existing loans. Subscription rights to purchase 7.46 shares of TopCard were attached to each existing share. Unimedia exercised all its subscription rights and subscribed 53,982 new issued shares for a total purchase price of 5,398,200 French Francs.

         Unimedia now holds 61,215 TopCard shares, representing 98.66% of the capital stock of TopCard.

Capital Increase of Unimedia SA

         During an Extraordinary Meeting held on June 26, 2000, Unimedia's stockholders decided to increase the capital stock of Unimedia by up to 12,302,000 million French Francs through the issuance of 123,020 new shares of par value 100 French Francs, payable either in cash or by compensation of existing loans. A subscription right to purchase an additional Unimedia was attached to each existing share. The Company exercised all its subscription rights and subscribed 123,020 new issued shares for a total purchase price of 12,302,000 French Francs. The Company now holds 133,058 Unimedia shares representing 98.33% of the capital stock of Unimedia.

Capital Increase of Onyx Television GmbH

         In a meeting held on September 25, 2000, the Board authorized 38.9 Million Euro capital injection into Onyx to be fully paid by the Company. In October 2000, 36.5 Million Euros were wired by the Company into the Capital reserve of Onyx GmbH and 2.4 Million Euros of new Onyx shares were subscribed by the Company. These funds were borrowed from AB Groupe.

         After this capital increase, the Company now directly holds 66.67% of Onyx, while its wholly owned subsidiary, CM(UK), continues to own 33.33% of Onyx.

         Onyx used the proceeds of this capital infusal to settle substantially all of its outstanding debt, including its outstanding debt to CM (UK). CM (UK), in turn, used a substantial portion of these proceeds to repay its intercompany loans due to the Company reducing CM (UK)'s indebtedness by more than 80%.

                                     PART 2

Item 1. Legal Proceedings

         For information regarding the status of the Company's currently outstanding litigation, see Note 9 of Notes to Unaudited Consolidated Financial Statements included herein and Item 3. "Legal Proceedings" in the Company's 1999 Form 10-KSB.

Item 2. Change in Securities

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of December, 2000.


                                         CAPITAL MEDIA GROUP LIMITED


                                         By: /s/ Gilles Assouline
                                            ------------------------------------
                                            Gilles Assouline, President and
                                            Chief Executive Officer

                                         By: /s/ Jean-Francois Klein
                                            ------------------------------------
                                            Jean-Francois Klein,
                                            Chief Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT NO.       EXHIBIT DESCRIPTION
 -----------       -------------------
    27.1           Financial Data Schedule