Form 10KSB
period 2000-12-31
CAPITAL MEDIA GROUP LTD
filed 2001-05-29
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the transition period from _______________________________
                           Commission File No. 0-21051

                           CAPITAL MEDIA GROUP LIMITED
                        ---------------------------------
              (Exact name of small business issuer in its charter)

                Nevada                                   87-0453100
---------------------------------------    -------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

          2 Rue du Nouveau Bercy
         94220, Charenton, France
-------------------------------------------              -----------------------
 (Address of principal executive offices)                      (Zip Code)

                               011-33-1-43-53-6999
                               -------------------
                           (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ ]

State Company's revenues for its most recent fiscal year: $ 2,787,500
Because there is only a limited market for the Company's Common Stock (the "Common Stock"), the aggregate market value of the voting stock held by non-affiliates of the Company cannot be determined with accuracy. As of May 21, 2001, there were 33,203,251 shares of the Common Stock issued and outstanding, of which 3,757,453 shares were owned by non-affiliates of the Company.

The following documents are incorporated by reference:  None.

Transitional Small Business Disclosure Format.  YES ____   NO  X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         THE STATISTICAL AND OTHER INFORMATION CONTAINED IN THIS SECTION HAS BEEN DERIVED FROM KABEL & SATELLITE, A PUBLICATION IN GERMANY FOCUSING ON THE CABLE AND SATELLITE INDUSTRY. WE ALSO RECEIVE INFORMATION FROM DEUTSCHE TELEKOM, PRIVATE CABLE OPERATORS, SATELLITE OPERATORS EUTELSAT AND TELEVISION 2000, THE YEARLY REPORT FROM IP, SUPPORTING OUR DISTRIBUTION AND MARKET INFORMATION.

         The primary business of Capital Media Group Limited ("Capital Media", "us," "we" or the "Company") is the broadcasting operation of Onyx Television GmbH ("Onyx"), a music and entertainment television station in Germany dedicated to adults. Onyx generates revenues primarily from the sale of advertising and teleshopping space.

         Onyx commenced broadcast operations in January 1996. Its broadcasting signal is currently received in approximately 11.5 million cable analog homes in Germany and an indeterminate number of satellite homes (estimated to be approximately 2.5 million) in Germany, France, Italy and other surrounding countries.

         Onyx is currently broadcast from the facilities of AB Groupe ("AB Groupe"), our majority shareholder. AB Groupe is a leading supplier of thematic channels to the digital pay TV market in France. During the course of 2000, Onyx and AB Groupe organized a 50/50 joint-venture ("Onyx+") to develop thematic channels for the emerging digital cable television market in Germany. Onyx and Onyx+ comprise the Company's Media activities. We had expected to launch our digital channels during the fourth quarter of 2000. However, because of the slow rate of conversion of existing cable homes to digital services, we have postponed the launch of the Onyx+ digital channels. We have also undertaken a significant restructuring of our Media activities in order to improve our operating performance. Such restructuring involves cost reductions as well as a more focused allocation of our resources and efforts to increase revenues.

         In that regard, Onyx recently entered into a three year teleshopping deal with RTL Shop generating a significant annual minimum guaranteed revenue level as payment for a three hour daily spot originated by RTL Shop, which is also expected to generate additional audience for Onyx. This minimum guarantee is directly linked to the level of distribution offered by Onyx. Onyx has also recently hired an advertising sales executive with significant experience in the German market in order to reinforce its sales team.

         Capital Media also owns all or substantially all of the capital stock in three other companies comprising together our technology activities: (1) Pixel Ltd. ("Pixel"), which specializes in computer graphics and 3D animation for TV packaging, digital broadcasting and special effects; (2) TopCard SA ("TopCard"), a software development business which is focused in the development of mass traffic applications based E-payment technology (including secured authentication access and hybrid, contactless and infra-red smart-card technology) and (3) Unimedia SA ("Unimedia"), which operates as the holding Company for Pixel and TopCard.

         In September 2000, the Company decided to divest its technology activities in order to focus its limited resources on its media business. The Company expects to sell the assets of its technology businesses before the end of 2001.

         However, since its media activities are and will for the foreseeable future, continue to lose money, the Company will require significant financing over the next twelve months in order to remain a going-concern, the amount of which will depend in part on the revenues generated by Onyx and on business opportunities derived from the development of the German digital TV market in the near future. While the Company will seek funding from its principal shareholders and other sources, there can be no assurance that the Company will be successful in securing the necessary funding to finance its operations through 2001.

MEDIA ACTIVITIES - ONYX AND ONYX +

 ANALOGUE CABLE TELEVISION - ONYX and ONYX WEBSITE

         Onyx operates in the Analogue cable television market in Germany. The channel is distributed via the services of several cable operators to which Onyx pays carriage fees. Onyx's programming consists in a variety of music videos and events and other programming appealing primarily to an audience ages 18-45 years.

         Programs are acquired from a variety of sources or produced internally. Acquired programming includes music videos, concert footage and other live performance material. Record companies and the music industry supply this programming to Onyx for a variety of fees ranging from nominal handling charges for videos to negotiated license fees for live footage. Onyx's internal productions include interviews and topical specials that range from profiles of specific artists to genre defined shows.

         Onyx also broadcasts infomercials (teleshopping) on its television station. During the course of 2000, Onyx broadened the focus of its programming format to increase its viewing audience. The Onyx music only format has been progressively transformed into a "music entertainment" programming. While music remained the core element of its programming, Onyx has progressively included movies since September 2000 as well as other general entertainment shows in its programming grid.

         In June 2000, Onyx launched its portal site, ONYXNet, which is accessible on the world Wide Web at www.onyx.tv and combines background information on the Onyx channel together with information of general interest (weather reports, news, financial news, movie releases, etc.), personal services (E-mail, SMS messages, discussion forums, etc.) and shopping. As of December 31 2000, ONYXNet had received over ten million hits and over one million pages were being viewed on a monthly basis.

         In September 2000, Onyx entered into a Content Agreement with Kinowelt Medien AG ("Kinowelt"). The core activities of Kinowelt, a Munich based Company listed on the Frankfurt Neuer Market, include the production of movies, the acquisition and distribution of television rights, the ownership and exploitation of cinema multiplexes, the manufacturing and distribution of videos and DVDs. Kinowelt is currently exploiting a large library of long feature films, TV series and Digital TV programming, including premiere movies from Warner, such as "Matrix", "The Fugitive" and "Wild Wild West".

         In the beginning of 2001, Onyx was informed by certain local media authorities that they may not view certain programming changes favorably such as the inclusion of movies. As a result, and since the corresponding revenue level was rather disappointing, Onyx agreed with Kinowelt to terminate their Content Agreement in April 2001 rather than in September 2001, as originally planned.

         The Onyx new programming intends to maintain a high quality content and technical presentation. Onyx also expects to work with AB Groupe in developing programming that attracts new viewership and increases the frequency of viewing for its current audience. We also plan to use the Onyx's web site to assist in promoting the new programming among potential viewers.

         DIGITAL CABLE TELEVISION

         In late 1999, Onyx and AB Groupe were granted a license by the German Media Authorities to broadcast five and seven digital cable channels, respectively. In June 2000, AB Groupe and Onyx co-founded Onyx Plus GmbH ("Onyx+"), a 50/50 joint venture dedicated to the development and the broadcast of thematic channels for the digital television market in Germany. AB Groupe and Onyx contributed their licenses for a total of 12 channels to Onyx+. During the course of 2000, Onyx+ prepared new formats and signed distribution contracts with two German cable-operators for certain of these licensed channels. Indeed, unlike the analogue cable television market where channels usually pay carriage fees to cable operators, digital channels are expected to earn fees from cable services.

         During 2000, we planned to use the analog channel and our web site to promote the Onyx+ digital channels. Indeed, Onyx viewed the Internet as a way to build an online community with brand loyalty generating additional marketing strength and an additional source of revenues from E commerce activities. Therefore, Onyx intensified its search for e-commerce partners and prepared editorial materials to combine background information on the Analogue channel together with information of general interest (weather, reports, news, financial news, movie releases, etc.), personal services (E Mail, SMS messages, discussion forums, etc.) and shopping.

         However, the launch of the Onyx+ channels in Germany initially planned for September 2000 has been delayed because of the slower than expected development of the digital television market in Germany.

         As a result, the development of OnyxNet and Onyx+ was recently put on hold and the acquisition by Onyx+ of programming rights purchased and invoiced by AB Groupe during the course of 2000 was suspended.

         Indeed, Digital Cable Television has only been introduced to German television recently, and we cannot assure you that this type of programming will be accepted by the German viewing market, nor that any of our digital channels, if launched, will be successful. In addition, the development of this market strongly depends upon progress made in current negotiations between Deutsche Telekom and new cable operators, which were still experiencing significant delays in early 2001, and on the conversion of the cable networks to digital.

         In June 2000, Onyx+, which was planning to broadcast its digital channels directly from Germany, entered into a service agreement with Mediagate. As a result of the numerous delays taken by the cable operators with respect to the development of digital cable services in Germany combined with the failure of certain conditions precedent to the use by Onyx+ of the services provided by Mediagate, this agreement never became applicable. Mediagate has taken the position that Onyx+ was obligated under the contract and has been invoicing Onyx+ at a monthly rate of DM 430,000 (approximately $195,000) starting January 2001.

         Onyx+ has and will continue to vigorously dispute these invoices. Accordingly, there can be no assurance as to the outcome of Onyx's dispute with Mediagate.

         TARGET MARKET AND DISTRIBUTION

         Our target audience in Germany for Onyx's programming is adults in the 18 to 45 year old age group. The target audience is believed to be one of the largest demographic segments in Germany. At present, we believe that our target audience is comprised of an estimated 35.5 million people, equating to approximately 40% of the population. We believe that the members of our target audience watch more television than any other demographic group in Germany. We also believe that the purchasing power of our target audience is often high, which we believe, should attract advertisers in the future for our programming.

         Germany is the largest cable television market in Europe, with a population of over 82 million people and approximately 33.5 million households. Analogue Cable television distribution systems covered approximately 24.2 million connected homes as of December 31, 2000. The German cable television market is substantially built-out. As of December 31, 2000, cable television systems covered approximately 77% of the households in Germany. Additionally, as of December 31, 2000, Germany had approximately 12.7 million homes served by direct-to-home Satellite Delivered Television Services and Satellite Master Antenna Television systems.

         Onyx's cable distribution primarily results from negotiations with various cable operators. Onyx was recently informed that the upgrade of the cable network in North Rhein Wesphalia where Onyx has developed approximately 40% of its national analogue distribution may result in a proposition from the main cable operator to transfer Onyx to their new digital service in 2003. Onyx is currently evaluating the potential impact of these decisions on its distribution and has entered into discussions with this cable operator. There can be no assurance as to the outcome of these discussions and whether they will be favorable for the Company.

         As of December 31, 2000, Onyx's broadcast signal was distributed to approximately 11.5 million cable homes in Germany, compared to 6.7 million homes as of August 31, 1997. On certain cable services, Onyx shares broadcasting time with one or more channels therefore is not available throughout the day to subscribers in these homes. In addition to cable distribution, Onyx's signal is received by an indeterminate number of homes in Germany (estimated to be approximately 2.5 million), which are covered by direct-to-home satellite systems.

         Television is the fastest growing media in Germany, with advertising revenues having increased from DM 1.4 billion ($0.9 billion) in 1984 to DM 13.6 billion ($6.3 billion) in 1999 and now represents over 40% of total German advertising revenue. In comparison, press advertising represents approximately 50% of that total. Cable and satellite television programming's share of television advertising revenue has increased to approximately 90% since its introduction in Germany in 1984.

         ADVERTISING AND TELESHOPPING REVENUE

         Primarily all of Onyx's current revenues come from the sale of spot advertising time and from teleshopping. We believe that these will continue to be the main sources of revenues for the channel. In addition to providing access to cable households in general, we believe that in the future, Onyx will be attractive to advertisers and teleshopping specialists because it offers a cost effective means of reaching its target audience. We also believe that distribution capacity, marketing and audience awareness and an effective advertising sales force, are key to achieving success in the advertising sales market.

         In February 2001, Onyx entered into a three year teleshopping deal with RTL Shop generating a significant annual minimum guaranteed revenue level as payment for a three hour daily spot originated by RTL Shop, which is also expected to generate additional audience for Onyx.

         In 2001, Onyx hired an advertising sales executive with significant experience in the German market in order to reinforce its sales team.

         The demand by advertisers for advertising time on Onyx is and may be further affected in the future by general economic conditions, the demographic characteristics of the audiences viewing Onyx's broadcasts, the activities of its competitors, our ability to provide evidence to advertisers with regard to the size of Onyx's actual viewing audience, and other factors, as well as trends in the advertising industry. To date, Onyx has not yet obtained a substantial amount of advertising revenue from commercials. We cannot assure you that Onyx will ever achieve sufficient levels of advertising revenue to make the station profitable and cash flow positive.

         GOVERNMENTAL REGULATION

         We must continue to obtain and maintain the approval of German Landes Medienanstalten (Local Media Authorities or "LMAs") in order to distribute Onyx through German cable systems. These LMAs have authority to approve programming lineups for cable systems in the 16 German regions known as "Bundeslanders." Members of the LMAs are appointed by local government. Onyx has been granted the right or partial right to distribute programming through cable networks located in all 16 Bundeslanders in Germany.

         The number of channels available to a cable system in Germany is currently limited by Analogue technology to 30 to 35. In addition to its discussions with individual cable operators, the distribution of Onyx is dependent in part upon maintaining its approval and good relations with each of the LMAs who have agreed to allow broadcast of Onyx on the cable system in their area (both to maintain existing distribution and to seek additional distribution on those cable systems). Because decisions on distribution are made annually by each LMA, and because some of the changes recently made to our programming grid may impact the decision of any particular LMA, we cannot assure you as to the level of distribution which Onyx might obtain and maintain in any year and from year to year.

         Onyx was reissued its broadcast license in the state of Nord-Rhine Westphalia, which has allowed Onyx, as of October 1999, to move its headquarters to Cologne, the leading city for media business in Germany.

         In 1999, the German media authority began licensing proceedings for 70 nationwide digital cable channels. In September 1999, Onyx and AB Groupe received licenses for an aggregate of 12 channels on the German digital cable network. Onyx now must now obtain commitments from German cable operators to provide our channels and programming. There can be no assurance that we will obtain those commitments.

         Further, as the German digital cable television market develops and Deutsche Telekom continues to divest parts of its cable network, it is possible that certain LMA's may force the channel to transfer from the existing Analogue services into the digital service. If this occurs, particularly in North Rhein

Wesphalia, where Onyx has developed 40% of its national distribution, it would significantly reduce Onyx's total distribution and thereby adversely affect the Company.

         In addition, television broadcast operations in Germany are subject to extensive government regulation. This governmental regulation controls, among other things:

o        the issuance, renewal, transfer and ownership of station licenses,
o        the timing and content of programming,
o        the timing, content and amount of commercial advertising permitted, and
o the determination of which stations will be permitted to broadcast on a particular cable system and the type of content which they are permitted to broadcast on those systems.

         Germany also has regulations requiring that a particular percentage of programming be produced or originated in local markets, which may affect us in the future. Further, Onyx may in the future seek to expand to other countries. This expansion may subject Onyx to substantial additional government regulation in these countries.

         Political initiatives which are being taken by the European Union to increase the amount of European-produced programming which is being broadcast may impact Onyx. These political initiatives could effect the types of programming which Onyx may broadcast and the costs associated with this programming. We cannot assure you as to the ultimate outcome of these matters and their effect on Onyx.

         The German media authorities must approve any substantial change in the ownership of Onyx or the ownership of its stockholders. These authorities will examine the effect of any ownership change on the ownership concentration in the overall German television industry. The failure of the German media authorities to approve future changes in ownership would likely result in the suspension and/or revocation of Onyx's broadcast licenses. A suspension and/or revocation of Onyx's broadcast licenses would have an adverse effect on our financial condition.

         COMPETITION

         Competition is intense among companies providing programming services via cable television in Germany. Onyx must compete for both viewers and for the right to distribute programming over the various cable television networks throughout Germany. A number of German cable television networks provide programming designed to reach Onyx's target audience. The competition for viewers includes broadcast television stations, satellite and wireless programming services, radio, print media and the Internet. In connection with its music programming and teleshopping, we compete with other broadcast operators which provide similar programming, including MTV/VH-1, NBC and VIVA/VIVA2. Many of Onyx's competitors have significantly greater resources than it does.

         This fast changing market has been recently made far more competitive pursuant to the reinforcement of the market concentration around two actors, Kirsch and Bertelsman, and the privatization of Deutsche Telekom Cable Network. There can be no assurance that Onyx will be able to further increase the development of its revenues nor to maintain its technical reach (distribution).

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

         AGREEMENTS WITH OUR MAJORITY SHAREHOLDER

         In October 1998, we entered into a two-year services agreement (the "Services Agreement") with AB Groupe under which AB Groupe has provided technical services to Onyx, including, among other services: (1) the use of transponder capacity on a EUTELSAT satellite, (2) uplink facilities, (3) all transmission services to the cable head ends of each of the German cable television networks over which our programming is broadcast, and (4) the use of a master control room and other transmission facilities required to operate Onyx. Additionally, we received $60,000 per month in cash from AB Groupe which we used to pay the transmitting costs of our broadcast signal over telephone lines to decoders at the cable ends. In return for these services and these cash payments, we issued 260,000 shares of Common Stock per month to AB Groupe (having an agreed value of $260,000) until September 30, 2000.

         On December 26, 2000, in response to a request from AB Groupe, the Company's majority shareholder, the Board increased its size and appointed the following directors:

         -        Claude Berda, Chairman of AB Groupe,
         -        Denis Bortot, CEO of AB Groupe,
         -        Orla Noonan, Executive Vice President and Secretary of AB
                  Groupe,
         -        Richard Maroko, Executive Vice President of AB Groupe, and
         -        Jean-Michel Fava, Executive Vice President of AB Groupe.

         The appointment of these five new directors, together with Jean-Francois Klein, CFO of AB Groupe and already a director of CMG, meant that persons associated with AB Groupe held a majority of seats on our Board.

         On January 2, 2001, in connection with a decision made to allow AB Groupe to assume operational control of Onyx and Onyx +, Michel Assouline resigned as the managing Director of Onyx, and Onyx +. Jean-Francois Klein was then appointed Managing Director of both Onyx and Onyx+. In January 2001, Orla Noonan and Jean-Francois Klein from AB Groupe were appointed by the Board Secretary-Director and Director of Capital Media (UK) Ltd, respectively.

         On February 26, 2001, AB Groupe agreed to continue to provide Onyx with broadcasting services including the playout, the uplink and the transponder facilities in exchange for a monthly payment of approximately $ 80,000 throughout 2001. The Board also authorized AB Groupe to provide Onyx with certain executive management services for approximately $15,000 per month. The Company believes that the fees which will be paid to AB Groupe will be at least as favorable to the Company as those that would be obtained by the Company from unaffiliated third parties.

         There are additional related party transactions in relation to certain invoices billed by AB Groupe to Onyx and Onyx+ which are described in Item 10, "Certain Relationships and Related Transactions" below.

         We believe that our relationship with AB Groupe will remain critical to our business since AB Groupe continues to provide us with our broadcasting services and our executive management, and is our partner in the development of our future digital cable operations.

         CORE BUSINESS STRATEGY

         In light of the factors affecting our business as described above, the Company has recently taken action reduce its operating expenses. The Company now intends to:

         (i)      dispose of its technology activities,

         (ii) continue to restructure its media activities to reduce costs, and

         (iii)    focus the Company's resources on revenue generation.

Indeed, the new management of Onyx believes that it can increase revenues by continuing to adapt Onyx's programming grid to attract more viewers among its target audience and by more actively seeking revenue opportunities within the advertising and teleshopping market as well as within the music industry. Further the new Onyx's management intends to continue to position Onyx as a music and entertainment channel for the Analogue cable market in Germany. Additionally, Onyx may also consider launching certain of the Onyx+ thematic channels if the digital subscriber base increases significantly and if the financing required for such activities is available to the Company.

         CORPORATE STRUCTURE

         Onyx is a fully owned subsidiary (directly and indirectly) of the Company. In October 2000, we invested additional funds in Onyx. As of December 31, 2000, we directly held 66.67% of Onyx, while our wholly owned subsidiary, Capital Media (UK) Ltd ("CM(UK)"), held 33.33% of Onyx.

TECHNOLOGY ACTIVITIES

         UNIMEDIA SA

         During 1997, we acquired an 81.6% interest in Unimedia, a development-stage company. We issued 702,690 shares of our common stock in this acquisition. In June 2000, we agreed to purchase 123,020 newly issued shares of Unimedia for a total subscription price of 12,302,000 French Francs, increasing our stake in Unimedia to 98.33% of its outstanding shares.

         As of today, Unimedia operates as a holding company for the Company's interests in Pixel and TopCard.

         PIXEL LTD.

         On February 12, 1998, Unimedia acquired 100% of the outstanding stock of Pixel, an Israeli Company. Pixel specializes in computer graphic and 3D animation for TV packaging, digital broadcasting and special effects. In addition, Pixel has a contractual relationship with Israel Cable Programming Company Ltd., providing TV packaging and animation programming for the cable operators in Israel, utilizing Pixel's digital editing systems located in Israel Cable Programming's studio facilities.

         Pixel also owns a 47.5% interest in Henry Communication Ltd., a service Company operated in a joint venture with Video Broadcast SB Ltd., an Israeli broadcasting Company. In February 2001, Pixel sold its 47.5% interest in Henry Communication in exchange for a cash payment of approximately $300,000 of which $200,000 are expected to repay part of the debt due by Pixel to Unimedia.

         Pixel is not affiliated, directly or indirectly, with Pixar, the Richmond, California digital animation studio run by Stephen Jobs.

         TOPCARD, S.A

         TopCard is developing secured access smart card technology required for processing online transactions. TopCard has agreements to export its smart card technology based turnkey solutions to Russia and China for use in securing access to mobile phone applications and prepaid Internet services, respectively, and is presently in a pilot project with the European Union to develop a secure decrementing value card system (an electronic purse).

         In March 2000, we agreed to purchase 53,982 new issued shares of TopCard for a total subscription price of 5,398,200 French Francs, increasing our stake in TopCard to 98.66% of its outstanding shares.

         PROPOSED DISPOSAL OF TECHNOLOGY ACTIVITIES

         We have decided to allocate our limited financial resources to the exclusive development of Onyx and Onyx+ which is the core business of our majority shareholder. As a result, in February 2001, our Board determined to sell Unimedia's interests in Topcard and Pixel, since these two subsidiaries will need additional development funding which the Company does not currently have. We expect to divest our technologies activities by December 31, 2001. There can be no assurance that either of these businesses will be sold or on what terms any such sale may occur. Furthermore it is expected that the Company's headquarters operations in Unimedia will be closed once these sales are completed.

MINORITY INTERESTS

         INTEREST IN BLINK TV

         Blink TV ("Blink") is a specialized TV programming vehicle which provides lifestyle programming on large video screens at UK concert events. This programming consists of music videos, style and fashion, and extreme sports, which are broadcast as a 30 minute segment immediately before live performances. Blink has installed video screens and projection equipment at several major UK concert venues.

         We previously owned a 50% interest in Blink. In December 1999, we sold our 50% interest in Blink to RCL Communications for a nominal sum and converted our (British Pounds) 130,000 (approximately $200,000) of existing loans to Blink into new redeemable equity. Following this change we owned approximately 19% of Blink, which was reduced to 17% in September 2000 when Blink converted certain of its debt to equity. If successful in the future, Blink will have to repay the monies that we converted into equity back to us. There can be no assurance that this will ever occur.

PERSONNEL

         At December 31, 2000, we employed 62 persons, 35 of whom were employed by Onyx, 5 of whom were employed by Onyx +, 16 of whom were employed by CMG, Unimedia, TopCard and Pixel, and 6 of whom were employed in administrative, financial and managerial positions on behalf of the combined operations. We recently reduced our headcount by 15 employees in connection with our efforts to cut costs. We believe that our relationship with our employees remains good. None of our employees are covered by a collective bargaining agreement. However, there can be no assurance as to the absence of litigation resulting from the ongoing staff reduction.

ITEM 2   PROPERTIES.

         Our French subsidiary, Unimedia, has entered into an agreement with the Company to allocate temporary office space and human resources to the Company.

         Unimedia leases office space in Charenton, France. Onyx leases administrative offices in Cologne, Germany. TopCard leases office space in Aix-en-Provence, France and Pixel leases offices in Tel Aviv, Israel. For information regarding our financial obligations under our leases, see Note 8 to Consolidated Financial Statements.

ITEM 3   LEGAL PROCEEDINGS.

         In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful while in July 1998 the court ruled in favor of Onyx. The plaintiff appealed against the ruling and claimed DM168,000 (US$86,000) in respect of his 1997 salary. The court is currently considering new evidence put forward by Onyx which believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of the matter.

         In March 2000, Onyx paid $120,000 in full settlement of a dispute with TV Strategies, a Dallas, Texas based television services Company, which alleged that they had provided services to Onyx.

         Unimedia has two minority shareholders (Oradea and Roland Pardo) who have unsuccessfully brought numerous legal actions against Unimedia and/or its management, pursuant to one of which these minority shareholders were ordered by a French court to pay damages in the amount of 55,000 French Francs to Unimedia for having maintained abusive liens on all Unimedia's assets after Unimedia settled their shareholder loans in July 1999.

         Oradea and R. Pardo have also brought a legal action through the Court of England against Gilles Assouline with respect to their investments in both Unimedia and ActivCard. The Court has favorably considered an application to dismiss the claim filed by Gilles Assouline, who believes that he has strong and valid defenses. However there can be no assurance as to the outcome of this claim. The Company is indemnifying Mr. Assouline with respect to this matter.

         In August 2000, Gralec Establishment, a shareholder of the Company, brought a legal action against Unimedia before a French court with respect to alleged still existing rights of Gralec to purchase 50,000 ActivCard shares from Unimedia at $13.00 each pursuant to an option granted in October 1996 and which expired in February 1997. In October 2000, the Court dismissed Gralec's claim and ordered Gralec to pay damages and legal fees in the amount of 60,000 French Francs to Unimedia.

                                     PART II

ITEM 4.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS.

TRADING MARKET FOR THE COMPANY'S SECURITIES

         Our Common Stock is quoted on the Bulletin Board maintained by the NASD. We do not believe that there is an active trading market for our Common Stock at this time.

         The following table sets forth, for the calendar quarters indicated, the range of high and low closing bid prices per share of our Common Stock. The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs on any closing commission to the broker dealer. The prices do not necessarily reflect actual transactions.

                                                       High              Low
                                                    ----------       -----------
1999
     - First Quarter                                  $1.87            $1.56
     - Second Quarter                                  1.72             1.41
     - Third Quarter                                   1.72             1.41
     - Fourth Quarter                                  2.50             0.50
2000
     - First Quarter                                   3.125            1.875
     - Second Quarter (to April 2000)                  2.50             2.187
     - Third Quarter                                   1.750            0.875
     - Fourth Quarter                                  1.125            0.080
2001
     - First quarter                                   0.344            0.094
     - Second Quarter (until May 18, 2001)             0.10             0.10

         As of the date of this Form 10-KSB, we have over 400 stockholders of record. Additionally, we have at that date an indeterminable number of stockholders who own their shares in street name through brokerage firms.

         Since our Common Stock is not quoted on the NASDAQ Small Cap Market, the Common Stock is subject to certain regulations of the Securities and Exchange Commission which impose sales practice requirements on broker-dealers because the Common Stock has a market price of less than $5.00 per share. For example, broker-dealers selling our securities are required, before effecting any transaction, to provide their customers with a document which discloses the risks of investing in the Common Stock. Furthermore, if the person purchasing our securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risks of transactions in our securities, which could limit the number of potential purchasers of our securities. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock.

COMMON STOCK PURCHASE WARRANTS

         At the date of this Form 10-KSB, we had the following warrants to purchase common shares outstanding:

Description                                                         Number
------------                                                        ------
Warrants to purchase Common Stock at $40.00 per share                 633,914
Warrants to purchase Common Stock at $31.25 per share                  51,119
Warrants to purchase Common Stock at $25.00 per share                 129,767
Warrants to purchase Common Stock at $1.00 per share                6,537,339

All of the outstanding warrants will expire on or before January 19, 2003. The warrants listed above include 3,250,000 warrants issued to our directors, executive officers and employees for their service to the Company.

COMMON STOCK PURCHASE OPTIONS

         At the date of this Form 10-KSB, the following options to purchase common shares outstanding were granted and had vested:

Description                                                  Number     Of which vested
------------                                                 ------     ---------------
Options to purchase Common Stock at $25.00 per share         30,000          30,000
Options to purchase Common Stock at $ 5.70 per share         37,500          37,500
Options to purchase Common Stock at $ 3.50 per share        450,000         239,997
        Of which to non employee directors                   50,000               -
                                                         ------------------------------
                                          Total             517,500         307,497

DIVIDEND POLICY

         The Company has never declared a cash dividend on its Common Stock. The Board anticipates that for the foreseeable future earnings if any, will be retained for use in the business, and no cash distributions will be made on the Common Stock. The payment of future cash dividends, if any, will be at the discretion of the Board and will depend upon earnings, financial requirements of the Company and such other factors as the Board deems relevant.

ITEM 5.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THE NOTES THERETO. THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN THIS FORM 10-KSB THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE ARE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THE ABILITY OF THE COMPANY TO FINANCE ITS OPERATIONS AND MAINTAIN OR INCREASE THE DISTRIBUTION OF ONYX TELEVISION ON GERMAN CABLE SYSTEMS, THE ABILITY TO INCREASE ONYX TELEVISION'S ADVERTISING REVENUES, CHANGES IN COSTS OF PROGRAMMING, AND MATTERS RELATING TO ONYX TELEVISION'S RELATIONSHIP WITH THE GERMAN MEDIA AUTHORITIES HAVING JURISDICTION OVER ONYX TELEVISION, AS WELL AS GENERAL MARKET CONDITIONS AND COMPETITION. FUTURE EVENTS AND ACTUAL RESULTS, FINANCIAL AND OTHERWISE, COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS HEREIN. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THESE ASSUMPTIONS COULD BE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Capital Media (UK) Limited ("CM(UK)") and Onyx GmbH ("Onyx") and Onyx's 50% subsidiary Onyx Plus GmbH ("Onyx+"), together with the Company's 98.33% owned subsidiary Unimedia SA ("Unimedia") and Unimedia's wholly owned subsidiary, Pixel Limited ("Pixel"), and its 98.66% owned subsidiary TopCard SA ("TopCard"). All inter-company accounts and transactions have been eliminated in consolidation. Pixel's 47.5% interest in Henry Communications Limited ("Henry") has been accounted for using the equity method, after the elimination of all significant inter-company balances and transactions.

         During 1999, we issued a significant amount of debt convertible into common stock at $1.00 per share (substantially all of which was converted into common stock on October 27, 1999 and thereafter). During 2000, we also issued a substantial number of warrants to purchase shares of common stock at $1.00 per share. Our Board, when determining to issue this debt and these warrants, concluded that the conversion price of such debt (and the exercise price of these warrants) was the fair value of our Common Stock at the date of grant. While our Common Stock is quoted on the Bulletin Board maintained by the NASD, there is currently only a limited market for our Common Stock, and no opinion on the valuation of our Common Stock has been obtained from a third party. While we believe that the fair value of our shares was equal to the price at which we issued our convertible debt and warrants, in prior years, in determining the fair value of options and warrants granted in 2000, we used the Black-Scholes model at the dates of grants and recorded a corresponding charge in the financial statements.

SELECTED FINANCIAL DATA

         THE FOLLOWING INFORMATION HAS BEEN DERIVED FROM THE FINANCIAL STATEMENTS OF THE COMPANY. THE FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999 INCLUDED ELSEWHERE HEREIN HAVE BEEN AUDITED BY PRICEWATERHOUSECOOPERS, THE COMPANY'S INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND "MANAGEMENT'S DISCUSSION AND ANALYSIS," WHICH ARE INCLUDED ELSEWHERE IN THIS FORM 10-KSB.

                                                                ---------------------------------------
                                                                     Fiscal Year Ended December 31,
                                                                ---------------------------------------
                                                                    2000                        1999
                                                                -----------                 -----------
                                                                                            As Restated
                                                                                           (see note 16)
STATEMENT OF INCOME DATA                                              $                           $
Operating Revenues .........................................      2,787,500                   2,728,971
Operating Costs.............................................    (15,502,535)                (10,791,482)
                                                                -----------                 -----------
Operating Loss .............................................    (12,215,035)                 (8,062,511)

Equity in net loss of affiliates............................        (44,650)                     (8,075)
Financial income (expense) net..............................       (701,323)                (11,674,860)
Other income (expense)......................................        (97,340)                  1,808,895
                                                                -----------                 -----------
Loss from operations before taxation .......................    (13,558,438)                (17,936,551)
Tax provision (credit)......................................          9,689                      57,727
                                                                -----------                 -----------
                                                                (13,548,749)                (17,878,824)
                                                                -----------                 -----------
Minority interest...........................................        453,995                          --
                                                                -----------                 -----------
Net loss....................................................    (13,094,754)                (17,878,824)
                                                                ===========                 ===========
Net loss per share
              basic.........................................          (0.43)                     ($2.32)
                                                                ===========                 ===========
              diluted.......................................          (0.43)                     ($2.32)
                                                                ===========                 ===========

Weighted average number of shares outstanding - basic.......     30,670,751                   7,707,446
                                                                ===========                 ===========
Weighted average number of shares outstanding - diluted.....     30,670,751                   7,707,446
                                                                ===========                 ===========

                                                                        December 31,
                                                        ----------------------------------------------
                                                                 2000                    1999
                                                        -----------------------   --------------------
                                                                                      As Restated
                                                                                     (see note 16)
BALANCE SHEET DATA:
Working Capital/Deficit.............................         $(9,067,406)            $(5,034,416)
Total Assets........................................           5,497,037               5,085,093
Total Liabilities...................................         (11,971,492)             (6,710,275)
Minority Interest...................................             382,057                 402,477
Stockholder's Deficit ..............................          (6,474,455)             (2,027,659)

As disclosed in Note 17 to the financial statements for the year ended December 31, 2000, the Company adopted the recognition provisions of SFAS 123 for employee options. As a result, such recognition provisions are required to be applied to all stock awards granted in the year of adoption. Accordingly, the results of the first quarter ended March 31, 2000 and the second quarter ended June 30, 2000 have been restated to reflect the adoption of FAS 123. In addition, the results of the second quarter have been restated to reflect additional expense related to an option grant to a nonemployee that was not previously recorded. The quarterly results have also been restated to reflect the amortization of debt discount associated with debt with detachable warrants issued in 2000.

                                                       As published ($)      As recalculated ($)
                                                       ----------------      -------------------
Three months ended March 31, 2000
Staff cost                                                  (657,889)            (2,251,737)
Operating loss                                            (1,797,735)            (3,391,583)
Financial expense                                           (855,281)              (873,281)
Loss from continuing operations before taxation           (2,708,411)            (4,320,259)
Net loss                                                  (2,708,713)            (4,320,561)
Net loss per share basic and diluted                          $(0.09)                $(0.15)
                                                       As published ($)      As recalculated ($)
                                                       ----------------      -------------------
Three months ended June 30, 2000
Staff cost                                                  (680,488)              (689,494)
Operating loss                                            (2,731,022)            (2,881,917)
Financial expense                                         (1,123,173)            (1,151,173)
Loss from continuing operations before taxation           (3,757,097)            (3,935,992)
Net loss                                                  (3,757,093)            (3,935,992)
Net loss per share basic and diluted                          $(0.12)                $(0.13)
                                                       As published ($)      As recalculated ($)
                                                       ----------------      -------------------
Three months ended September 30, 2000
Staff cost                                                  (657,349)              (657,349)
Operating loss                                            (2,417,852)            (2,417,852)
Financial expense                                             18,883                 (8,117)
Loss from continuing operations before taxation
  and minority interest                                   (2,427,569)            (2,454,569)
Net loss                                                  (2,340,145)            (2,367,145)
Net loss per share basic and diluted                          $(0.08)                $(0.08)

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2000 AND 1999

         Operating revenues for the year ended December 31, 2000 were $2,787,500, an increase of $58,529 compared to operating revenues of $2,728,971 for 1999.

          Revenues at Onyx in 2000 totaled $2,089,764 compared to $1,816,016 for the same period of 1999, an increase of 15.1%. Onyx+ had no revenue for the year ended December 31, 2000 as no thematic channel was launched. The Onyx management believed that the repositioning of Onyx, including the ongoing changes in the Onyx programming and the launch of the Onyx+ digital channels, combined with a specific alliance strategy with certain media companies and cable operators, may contribute to maintaining its network distribution and revenue opportunity. However, Onyx competes in the rapidly expanding and competitive German cable market, and while Onyx expects its advertising revenues to continue to increase in the future, there can be no assurance of such favorable development. Additionally, while Onyx expects to maintain its existing Analogue distribution, which is critical to selling advertising, there can be no assurance of this fact. See Item 1 "Description of Business".

         In June 2000, Onyx+, which was planning to broadcast its digital channels directly from Germany, entered into a service agreement with Mediagate. As a result of the numerous delays taken by the cable operators with respect to the development of digital cable services in Germany combined with the failure of certain conditions precedent to the use by Onyx+ of the services provided by Mediagate, this agreement never became applicable. Mediagate has taken the position that Onyx+ was obligated under the contract and has been invoicing Onyx+ at a monthly rate of DM 430,000 (approximately $195,000) starting January 2001.

         While Onyx+ has and will continue to vigorously dispute these invoices. Accordingly, there can be no assurance as to the outcome of Onyx's dispute with Mediagate.

         The French operations of Unimedia and TopCard reported a net loss of $847,040 in 2000, compared to a loss of $205,394 for the same period in 1999. The Israeli operations of Pixel reported a net loss of $116,953 in 2000 compared to a profit of $19,795 for the same period in 1999.

         Operating costs, including staff costs, depreciation and amortization, totaled $15,502,535 for fiscal 2000, compared to $10,791,482 for fiscal 1999. The increase in operating costs is primarily due to the impact of options granted to staff and directors to subscribe to a share capital increase (approximately $1.7 million, which for accounting purposes are considered commpensatory in nature), restructuring costs as well as changes made in the Onyx operating structure including the launch of Onyx+ and the Onyx web site, ONYXNet.

         Depreciation and amortisation for fiscal year 2000 was $1,508,445 compared to $1,089,381 for fiscal 1999.

         Financial expense for fiscal year 2000 was $701,323 including an exchange loss of $443,993, compared to $11,648,371 for fiscal 1999, a decrease of $10,967,048. This decrease is primarily due (i) to lower interest fees as the Company was essentially funded through issuance of shares, and (ii) to lower exchange losses as these losses were finally neutralized in October 2000 pursuant to the repayment of substantially all intercompany loans.

         As a result of the above factors, the Company had a loss from operations of $13,094,754 for the year ended December 31, 2000, compared to a loss of $17,878,824 for the same period in 1999, a decrease of $4,784,070, despite the significant losses associated with the restructuring costs and resulting from the launch of Onyx+ and ONYXNet.

         The net loss per share for fiscal 2000 (basic and diluted) was $0.43, compared to a net loss per share (basic and diluted) of $2.32 for fiscal 1999. Weighted average shares outstanding (basic and diluted) were 30,670,751 for 2000 compared to 7,707,446 for 1999.

         As described in the Notes to the Financial Statements, a Stockholder's Meeting was held on October 22, 1999, which resolved to effect a reverse split of the Company's authorized capital on a one share for ten shares basis. Accordingly, all references to the Company's shares of Common Stock are on a post-split basis. The authorized capital of the Company remains 50,000,000 shares of Common Stock.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, we have financed our capital requirements through sales of our equity securities and through debt financing. Since inception through December 31, 2000, we have incurred an accumulated deficit of approximately $79.2 million, principally related to the launch and operation of Onyx. At December 31, 2000, we had a negative working capital of $9.2 million and a negative net worth of $6.5 million.

         Despite the Company's decision to restructure its Media activities and to divest its Technology activities and related assets, the Company will require significant financing over the next twelve months in order to remain a going-concern, the amount of which will depend in part on the revenues generated by the Company. There can be no assurance that the Company will be successful in securing the necessary funds to finance its operation through 2001.

         SUBSIDIARIES

                   Onyx

         In a meeting held on September 25, 2000, the Board authorized a 38.9 million Euros capital injection into Onyx to be fully paid by the Company. In October 2000, 36.5 million Euros were paid by the Company into the capital reserve of Onyx and 2.4 million Euros of new Onyx shares were subscribed to by the Company. These funds were borrowed temporarily from AB Groupe. After this capital increase, the Company directly holds 66.67% of Onyx, while its wholly owned subsidiary, Capital Media (UK) Ltd ("CM(UK)"), owns 33.33% of Onyx.

         Onyx used the proceeds of this capital infusion to settle primarily all of its outstanding debts, including its inter-company debt to CM (UK). CM (UK), in turn, used a substantial portion of these proceeds to repay its inter-company debt due to the Company reducing CM (UK)'s indebtedness by more than 80%. The executive officers and directors of the Company received a release and were indemnified by the Company in connection with this debt reorganization.

                  Unimedia

         During an Extraordinary Meeting held on June 26, 2000, the Unimedia's stockholders resolved to increase the capital stock of Unimedia by up to 12.3 million French Francs through the issuance of 123,020 new shares at a price of 100 French Francs per share, payable either in cash or by compensation of existing loans. A subscription right to purchase an additional Unimedia share was attached to each existing share. The Company exercised all of its subscription rights and subscribed to 123,020 newly issued shares for a total purchase price of 12,302,000 French Francs. The Company now holds 133,058 Unimedia shares, representing 98.33% of the outstanding capital stock of Unimedia.

                  TopCard

         During an Extraordinary Meeting held on March 3, 2000, Topcard's stockholders approved an increase in the capital stock of TopCard by up to 6 million French Francs through the issuance of 60,000 new shares at a price of 100 French Francs per share, payable either in cash or by compensation of existing loans. A subscription right to purchase 7.46 shares of TopCard was attached to each existing share. Unimedia exercised all its subscription rights and subscribed 53,982 new issued shares for a total purchase price of 5,398,200 French Francs. Unimedia now holds 61,215 TopCard shares, representing 98.66% of the outstanding capital stock of TopCard.

         EQUITY OFFERINGS BY THE COMPANY SINCE JANUARY 1999

         During the first half of 1998, Unimedia sold 154,000 shares of our Common Stock to Gralec Establishment for an aggregate purchase price of $500,000. We have registered the shares of Common Stock transferred to Gralec pursuant to a registration rights agreement. We, however, failed to register the Common Stock by November 30, 1999, as required under the registration rights agreement. In order to extend the period during which registration of the Common Stock could be completed, we agreed to (i) sell Gralec Establishment 220,000 shares of Common Stock for a purchase price equal to the net proceeds from the sale of certain shares held by Unimedia (50,000 ActivCard shares), and (2) grant Gralec Establishment an option to purchase 600,000 shares of our authorized but unissued Common Stock at an exercise of $1.00 per share during a period of nine
(9) months. These additional shares and shares underlying the option have also been registered. On January 19, 2000, all shares and options granted to Gralec were effectively registered and the nine-month exercise period for the options started on February 19, 2000 and ended on November 19, 2000. These options were not exercised.

         As of the date of the Form 10-KSB, Unimedia continues to own 166,791 shares of our Common Stock, including 60,000 shares which have been pledged by Unimedia to Bank Hapoalim to secure Unimedia's guarantee to that bank of certain indebtedness of Pixel.

         In March 1999, AB Groupe agreed to fund an additional $6.0 million to Capital Media for working capital, including the funds required to complete the settlement of the Instar loan. Such amount was to be funded over a one-year period in exchange for Common Stock valued for these purposes at $1.00 per share.

         In May 1999, AB Groupe and Superstar Ventures ("Superstar"), which is beneficially owned by one of our Directors, David Ho, made a loan to Capital Media in the aggregate amount of $300,000, the proceeds of which were used to fund the settlement of the Fontal loan. The loan is due in two years and bears interest at the rate of 10% per annum. In connection with the loan, Capital Media granted the lenders a two-year warrant to purchase 300,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In September 1999, AB Groupe provided a guarantee to a bank for half of a DM 3 million (approximately $1.6 million) bank facility obtained by Onyx. In connection with the guarantee, we granted AB Groupe a warrant exercisable for two years to purchase 810,000 shares of Common Stock at an exercise price of $1.00 per share. In the event the bank guarantee is called upon, we will be obligated to issue to AB Groupe such number of shares of Common Stock at $1.00 per share as is equal to the amount paid by AB Groupe under its guarantee.

         On October 27, 1999, $22.6 million, which represented substantially all of the convertible debt due to AB Groupe and Superstar, was converted into Common Stock. Following conversion, AB Groupe and David Ho (who beneficially owns Superstar) owned 50.4% and 34.0%, respectively, of our outstanding Common Stock. In December 1999, AB Groupe received an additional 841,584 shares of Common Stock in consideration for (i) $400,000 for services provided (ii) $120,000 cash advanced in November and December 1999 under the August 1998 agreement described above, (iii) $200,000 paid with respect of the settlement of the Instar Loan and (iv) $121,584 of cash received. In March 2000, AB Groupe received an additional 700,000 shares of Common Stock in consideration for $600,000 services provided under the August 1998 agreement described above and $100,000 being the final Instar Loan installment made by AB Groupe on our behalf under the March 1999 agreement described above.

         In December 1999, AB Groupe made a loan to the Company of $500,000 for general working capital purposes. The loan is due in December 2001 and bears interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted AB Groupe a warrant exercisable until December 2001 to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share.

         In January 2000, AB Groupe and Superstar made loans to the Company in the aggregate of $1,000,000. The proceeds were in part used to increase the capital investments in Onyx by $465,000 and TopCard (through Unimedia) by $225,000. The loan is due in January 2002 and accrues interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted AB Groupe and Superstar a warrant exercisable until January 2002 to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In March 2000, AB Groupe loaned the Company an additional $1,000,000 for working capital. The loan is due in March 2002 with interest of ten percent (10%) per annum. In connection with the loan, we granted AB Groupe a warrant exercisable in March 2002 to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share.

         In March 2000, the Company granted the right to purchase up to 6.5 million shares on or before December 31, 2000 to certain shareholders including the management as detailed below:

  Purchase Price        Gilles Assouline     Michel Assouline   Jean-Francois Klein   David Ho          Total
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
                           =========            =========            =========       =========        =========

        The terms and conditions of this proposed share issuance were recommended by the audit committee of the Company's board on March 17, 2000. In concluding this price to be the fair value for the shares, the audit committee took into consideration the level of funding of the Company required until the end of 2000 and the poor level of trading activity of the Company's shares on the market (making, in their view, the market price of the Common Stock unreliable as a factor in determining value).

        The Board held a meeting on April 21, 2000 and authorized the issuance of up to 500,000 shares to each of AB Groupe and Superstar at $1.50 each prior to the end of July 2000. Of these shares, 780,000 shares were effectively issued and paid. AB Groupe and Superstar purchased 480,000 new shares and 300,000 shares respectively, out of which an aggregate number of 280,000 shares were effectively subscribed prior to June 30, 2000 and 500,000 shares were effectively subscribed in July 2000.

         In May 2000, the Board proposed to issue 1,000,000 Company shares to Roger Orf, a director of the Company, at a purchase price of $2.50 per share prior to July 31, 2000. Roger Orf did not purchase these shares.

         In August 2000 and in September 2000, AB Groupe sent $278,123 (DM 600,000) and $133,509 (DM 300,000) respectively on behalf of the Company for same to participate in a capital increase in Onyx.

         On September 25, 2000 the Board of the Company authorized a euro 38.9 million capital injection into Onyx to be funded through (i) a short term loan from AB Groupe in the amount of euro 36,200,000 and (ii) the exercise by AB Groupe of 2.6 million vested warrants at $1 each resulting in the issue of 2.6 million new shares of the Company's Common Stock pursuant to an agreement entered between the Company and AB Groupe on October 20, 2000. 36.5 million Euros were wired by the Company into the Onyx capital reserve and 2.4 million Euros of new Onyx shares were subscribed by the Company for a total funding consideration of 38.9 million Euros in the aggregate. After this capital increase, the Company directly owned 66.7% of Onyx while its wholly owned subsidiary CM (UK), owned 33.33% of Onyx.

         On September 25, 2000, Superstar also exercised 650,000 warrants and 650,000 shares of Common Stock were issued by the Company to Superstar.

         In October 2000, FA Television Holdings LLC, a joint venture Company among Allied Capital, Gilles Assouline and Michel Assouline, subscribed for the purchase of 480,000 shares of the Company at $1.50 each and 120,000 shares at $1.00 for an aggregate purchase price of $840,000 with all such shares being issued from the 6.5 million shares reserved for certain shareholders including the management in March 2000. In October 2000, 600,000 new shares of the Company were issued to FA Television Holdings LLC. By a board decision of September 25, 2000, the Company agreed to register these shares.

         In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1 as scheduled in the agreement dated October 20, 2000. The Company disputes this and believes that an agreement had been reached with AB Groupe for the exercise of the 2.6 million warrants at the time the funds were received. However, until the dispute is settled, the $2.6 million received from AB Groupe is being treated as a loan in the Company's accounts.

         In February 2001, the Company accepted a funding proposal from AB Groupe to loan the Company $800,000, which funds were required to support the Company's operations. The loan bears interest at 10% per annum and was due on April 30, 2001. Since the loan was not repaid by that date, it is convertible into shares of Common Stock at a conversion price of US $0.60 per share. The Company is currently exploring alternative funding solutions and available capital formation options to repay this loan and to otherwise meet the Company's working capital requirements.

         David Ho a director and 31.3% beneficial owner of the Company, has disputed certain recent actions taken by the Company and the propriety of certain recent actions taken by AB Groupe with respect to the Company, including actions relating to the management, the funding and the operations of the Company and to the provision of services to the Company (including charges therefor). AB Groupe strongly disagrees with David Ho's allegations. The Company, AB Groupe and David Ho have discussed these issues in an effort to resolve them to the satisfaction of all parties. To date, this dispute has not been resolved but has not resulted in any litigation. However, there can be no assurance that litigation will not result in the future nor that this dispute will not have an adverse impact on the Company.

         AB Groupe and David Ho currently beneficially own 53.60% and 31.29% respectively, of the 33,203,251 shares outstanding of Common Stock as at December 31, 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that additional capital will be required, along with anticipated revenues, to fund operations for the next 12 months. The Company will seek funding from its principal shareholders and other sources, although there can be no assurance that the necessary funding will become available, particularly in light of certain disputes (see above). Further, required amounts of funding will be impacted in part by the level of revenues achieved, particularly at Onyx. The Company will likely issue additional shares of Common Stock, or shares of the capital stock of its subsidiaries, or additional debt instruments, to meet its working capital requirements.

                                    BUSINESS

ITEM 6.  FINANCIAL STATEMENTS
                                                                                                        PAGE
-------------------------------------------------------------------------------------------------------------
Years ended December 31, 2000 and 1999
         Independent Accountant's Report of PricewaterhouseCoopers to the Board of Directors and
                  Stockholders of Capital Media Group Limited...................................        F-2
         Consolidated Balance Sheet at December 31, 2000 and 1999...............................        F-3
         Consolidated Statement of Operations for the years ended December 31, 2000 and 1999....        F-4
         Consolidated Statement of Changes in Stockholders' Equity for the years ended December
                  31, 2000 and 1999.............................................................        F-5
         Consolidated Statement of Cash Flows for the years ended December 31, 2000 and 1999....        F-6
         Notes to the Consolidated Financial Statements.........................................        F-7

                                    PART III

ITEM 7. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following persons presently serve as our directors and executive officers:

NAME                      Age       Position
----                      ---       --------
Gilles Assouline          45        Chairman, President, Chief Executive Officer
Jean-Francois Klein       35        Director and Chief Financial Officer
Michel Assouline          41        Director
Claude Berda*             54        Director
Denis Bortot*             47        Director
Jean-Michel Fava*         54        Director
David Ho                  51        Director
Patrick Ho                44        Director
Richard Maroko*           36        Director
Orla Noonan*              31        Director
Roger Orf                 49        Director

* These persons were designated by AB Groupe to serve as directors and were elected to the Board on December 26, 2000. Each such person is an affiliate of AB Groupe and serves as a nominee of AB Groupe.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

         Gilles Assouline was, along with his brother, Michel Assouline, a founder of Unimedia in July 1995. Prior thereto, for more than five years, Gilles Assouline was the founder and managing director of several consulting, software and media companies. See "Certain Relationships and Related Transactions."

         Michel Assouline was a founder of Unimedia in July 1995. Prior to July 1995, for more than five years, he was employed by Thomson-CSF in various executive capacities, including having responsibility for business development at the corporate level. See Item 10 "Certain Relationships and Related Transactions."

         Claude Berda is the controlling shareholder of AB Groupe. He has held the position of Chairman and Chief Executive Officer of the company since its inception in 1977.

         Denis Bortot is Director, Executive Vice President and Chief Operating Officer of AB Groupe. He joined AB Groupe in 1985.

         Jean-Michel Fava is Executive Vice President of AB Groupe responsible for Marketing and Press Relations for the thematic channels business. He joined AB Groupe in 1990.

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

         Patrick Ho is the President of Caltex South China Investments Limited, where he has been employed for more than the last five years. Mr. Ho is also a director of Regency Worldwide Holdings Limited. Patrick Ho is the brother of David Ho. See "Certain Relationships and Related Transactions".

         Jean-Francois Klein has been employed by AB Groupe for more than the last five years and is currently Executive Vice President and Chief Financial Officer of AB Groupe. See "Certain Relationships and Related Transactions."

         Roger Orf is Managing Director and founding partner of Pelham Partners Ltd, a Real Estate company located in London, England and controlling over $5.5 billion of property and corporate investments throughout Europe. Roger Orf is the former head of the European Real Estate Department of Goldman Sachs & Co.

         Richard Maroko is Executive Vice President of AB Groupe with responsibility for Programming and Rights Acquisitions. Mr Maroko joined AB Groupe in 1996. He previously worked at Multithematiques where he was responsible for programming acquisitions.

         Orla Noonan is Executive Vice President and Secretary of AB Groupe. She joined AB Groupe in 1996 with responsibility for business development and investor relations. She was appointed to her current position in 1999. Orla Noonan previously worked at Salomon Brothers International.

COMMITTEES OF THE BOARD

         Our Board of Directors has established Committees to assist it in the discharge of its responsibilities. These Committees, their principal responsibilities, and the current members of each are described below.

         AUDIT COMMITTEE. The Audit Committee, which consists of David Ho, Patrick Ho and Jean-Francois Klein, recommends the firm to be appointed as independent accountants to audit our financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our year-end operating results and considers the adequacy of our internal accounting procedures.

         COMPENSATION COMMITTEE. The Compensation Committee, which consists of David Ho, Patrick Ho and Jean-Francois Klein, reviews and recommends the compensation arrangements for all directors and officers and approves such arrangements for other senior level employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         To our knowledge, no compensation committee interlocks currently exist between our management and its directors.

BOARD COMPENSATION

         On March 10, 1998, the Board of Directors granted options to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $3.50 per share (the fair market value of Common Stock on the date of grant). Messrs. Gilles Assouline, our Chairman and Chief Executive Officer, Michel Assouline, our then Chief Operating Officer, Stephen Coleman, our then Chief Financial Officer and Barry Llewellyn, our then Vice President and a Director, were each granted options to purchase 100,000 shares.

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

         In January 2000, three of our directors, Gilles Assouline, Michel Assouline and David Ho, were each granted 250,000 warrants to purchase Common Stock and another director, Jean-Francois Klein, was granted 650,000 warrants to purchase Common Stock. The warrants to Purchase Common Stock are exercisable for a three-year period at an exercise price of $1.00 per share. The warrants were granted for their services to the Company. No other directors received compensation for their service as a director. The directors are also reimbursed for travel expenses incurred in attending meetings of the Board of Directors and its committees.

         In March 2000, the Board of Directors granted the right to purchase up to 6.5 million shares on or before December 31, 2000 to certain of its directors at prices ranging from $1 to $2.50 per share. Gilles Assouline designated a portion of these warrants to FA Television Holdings LLC. See Item 10. "Certain Relationships and Related Transactions." The balance of these warrants expired unexercised at the end of 2000.

CONSULTANTS

         Stephen Coleman our former Chief Financial Officer resigned on January 31, 2000 and acted as consultant for the period from February until May 2000. He received $47,257 in compensation for his services for this period.

         Anne-Marie Assouline acts as consultant on behalf of Menkar SA ("Menkar"). Since September 1, 1999, the Company has signed a consulting contract with Menkar whereby in compensation with services rendered by Anne-Marie Assouline, the Company pays to Menkar a monthly fee of $6,745. Anne-Marie Assouline is a former director of Unimedia.

BOARD MEETINGS

         The Board of Directors of the Company held a total of 8 meetings during the fiscal year ended December 31,2000. Each of the directors attended at least 75% of the aggregate number of meetings of the Board of Directors.

FAMILY RELATIONSHIPS

         Gilles Assouline, the Company's Chairman of the Board, President and Chief Executive Officer, and Michel Assouline, both members of Board, are brothers. Anne-Marie Assouline acting as a consultant is Gilles Assouline's wife.

         David Ho and Patrick Ho both directors of the Company are brothers.

COMPLIANCE WITH SECTION 16(a)

         The Company's officers, directors and more than 10% holders are required to make filings with the SEC on Forms 3, 4 and, if required, 5 under
Section 16(a) of the Securities Exchange Act of 1934, to report their beneficial ownership of the Company's securities at the time they became officers, directors and more than 10% stockholders of the Company, and each month thereafter that such ownership changes. All of the Company's current officers, and all of the Company's current directors have made all of their required filings for 1999 and for periods prior thereto. Based upon the information available to the Company, all of the holders who are believed to own beneficially more than 10% of the Company's outstanding shares have made their required filings for 1999 and for periods prior there to. All of the filings required of all of the Company's current officers, directors and more than 10% stockholders relating to periods subsequent to December 31, 1999 will be filed in the near future.

ITEM 8.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation paid or accrued during 2000 to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose aggregate direct compensation exceeded $100,000.

                            SUMMARY COMPENSATION TABLE
                                 ANNUAL COMPENSATION                                LONG TERM
                                                                                   COMPENSATION
                                                                    Other Annual                        All Other
Name                          Year       Salary        Bonus        Compensation         Options      Compensation
                                          ($)           ($)             ($)                (#)             ($)
Gilles Assouline              2000      250,000         --              --                    --              --
                              1999      250,000         --              --                    --              --
                              1998      250,000         --              --               100,000              --

Michel Assouline              2000      200,000         --              --                    --         250,000 (1)
                              1999      200,000         --              --                    --              --
                              1998      200,000         --              --               100,000              --

(1) Mr. Michel Assouline had an arrangement with the Company to serve as its Chief Operating Officer, General Manager of Onyx and Director of CM(UK) under which he was entitled to an annual base salary of $200,000. In January 2001, Michel Assouline retired as an employee and received a severance payment of $250,000.

OPTION GRANTS DURING LAST FISCAL YEAR

         No options to purchase shares of the Company's Common Stock were granted to those persons named in the Summary Compensation Table during 2000 in these notes as employees of the Company. For information regarding certain rights which were granted to purchase share which were not exercised see Item 5 "Management Discussion - Financial Condition, Liquidity and Capital Resources".

AGGREGATED OPTIONS EXERCISED, LAST FISCAL YEAR END OPTION VALUES

         The following table sets forth information concerning the exercise of stock options to purchase shares of Common Stock during the 2000 fiscal year and the value of unexercised stock options to purchase shares of Common Stock at the end of the 2000 fiscal year for the persons named in the Summary Compensation Table.

                                                                        Number of            Value of Unexercised
                                                                   Unexercised Options     In-the-Money Options at
         Name                                                       At Fiscal Year End      Fiscal Year End ($) *
------------------------                                         ------------------------- -------------------------
                           Number of Shares
                             Acquired on
                               Exercise       Value Realised ($) Exercisable/Unexercisable Exercisable/Unexercisable
                          ------------------- -----------------  ------------------------- -------------------------
Gilles Assouline......            --                  --              62,666/57,314                  0/0
Michel Assouline......            --                  --              60,666/56,834                  0/0

* Computed based upon the difference between the closing price of CMG Common Stock at December 31, 2000 and the exercise price. No value has been assigned to options, which are not in-the-money.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         The Company entered into employment agreements with Gilles Assouline and Michel Assouline, effective August 1, 1997 and automatically renewed in September 2000, providing for them to receive the following compensation for their services on the Company's behalf: (i) annual base compensation of

$250,000 and $200,000, respectively; (ii) 6 weeks paid holiday, (iii) such bonus compensation as determined by the Board in its discretion; (iv) a grant of 20,000 and 17,500 shares, respectively, of Common Stock; (v) options to purchase an additional 20,000 and 17,500 shares of Common Stock at the fair market value of the Common Stock on the date of grant ($5.70); and (vi) such benefits as are provided generally to the executive management of the Company. The agreements also provide that Gilles Assouline and Michel Assouline shall be paid a minimum of US $250,000 and US $200,000 respectively if they are breached or terminated prior to one-year notice period. In December 2000, Michel Assouline was requested to resign and received in January 2001 a $250,000 severance payment. Mr. Assouline also received a release from the Company upon his resignation.

         Mr. Coleman had an arrangement with the Company to serve as its Chief Financial Officer, under which he was entitled to an annual base salary of $200,000 after December 31, 1997 until January 2000. Mr. Coleman resigned on January 31, 2000 and has received $70,000 in compensation under his service agreement for consulting work performed for the Company.

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

ITEM 9.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of the date of this Form 10-KSB, 33,203,251 shares of Common Stock were outstanding, including 166,791 shares (of which 60,000 shares are pledged as security by Unimedia to support its guaranty of debt of Pixel, Ltd. due to a financial institution) owned by our 98.33% owned subsidiary, Unimedia. The following table sets forth, as of such date, the share ownership of Common Stock by (i) each person who owns beneficially more than 5% of our outstanding Common Stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group:

                                                                    SHARES                   PERCENT OF
                                                                 BENEFICIALLY            OUTSTANDING COMMON
                 NAME OF BENEFICIAL OWNER                            OWNED                     STOCK
-----------------------------------------------------------   ---------------------     ---------------------
Gilles Assouline (1)                                                2,882,000                    7.02%
Michel Assouline (2)                                                  367,500                    0.89%
David Ho (3)                                                       10,649,983                   25.93%
Jean-Francois Klien (4) (5)                                           838,570                    2.04%
Patrick Ho                                                                  0                    *
Group AB (6)                                                       21,265,792                   51.78%
Claude Berda (4) (6)                                               21,444,362                   52.21%
Denis Bortot                                                                0                    *
Jean-Michel Fava                                                            0                    *
Richard Maroko                                                              0                    *
Orla Noonan                                                                 0                    *
Directors and Executive Officers as a group (5 persons)(7)         36,003,845                   87.66%

*        Less than 1%.

(1) Includes shares owned of record by three entities, Diamond Productions, Multimedia Investments ("MMI") and FA Television Holding LLC. Gilles Assouline, our President and Chief Executive Officer, controls the power to vote and dispose of the shares of Common Stock owned by these entities, and may therefore be deemed to be the beneficial owner of these shares for U.S. securities law purposes. Also includes vested options and warrants to purchase 1,974,000 shares of Common Stock.

(2)      Vested options and warrants to purchase 371,000 shares.

(3) Substantially all of these shares are owned of record by two entities controlled by Mr. Ho, Unbeatable and Superstar. Also includes vested options and warrants to purchase 260,000 shares.

(4) Includes 178,570 shares owned of record by two entities, BIMAP and Media Venture. Mr. Klein co-controls (with Mr. Berda) the power to vote and dispose of the shares of Common Stock owned by these entities, and may therefore be deemed to be a beneficial owner of these shares for U.S. securities law purposes. However, the ultimate benefit from the shares owned of record by these entities and MMI (an entity partially held by BIMAP owned by Claude Berda and of which Gilles Assouline is the Chairman) is held by Claude Berda who is also an officer, director and principal shareholder of AB Groupe. See "Certain Relationships and Related Transactions" and footnote (6) below. Also includes vested options and warrants to purchase 660,000 shares.

(5) While Mr. Klein serves as an executive officer of AB Groupe, he disclaims beneficial ownership over the shares and warrants owned by AB Groupe. See footnote (6) below.

(6) 17,798,453 shares are owned by AB Groupe. Bimap and Media Venture own collectively 178,570 shares. Also includes AB Groupe's warrants to purchase (i) 180,000 shares of Common Stock at an exercise price of $40.00 per share, (ii) 3,287,339 shares of Common Stock at an exercise price of $1.00 per share. Mr. Berda is deemed to be the beneficial owner of the shares and warrants owned by AB Groupe by virtue of his being a principal stockholder, officer and director of that entity, although he only benefits from his proportionate share of such securities. He is also deemed to be the beneficial owner of the shares owned by Bimap and Media Venture.

(7) Includes vested warrants and options to purchase an aggregate of 6,724,839 shares.

ITEM 10. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         In October 1998, we entered into a two-year services agreement (the "Services Agreement") with AB Groupe under which AB Groupe has provided technical services to Onyx, including, among other services: (1) the use of transponder capacity on a EUTELSAT satellite, (2) uplink facilities, (3) all transmission services to the cable head ends of each of the German cable television networks over which our programming is broadcast, and (4) the use of a master control room and other transmission facilities required to operate Onyx. Additionally, we received $60,000 per month in cash from AB Groupe which we used to pay the transmitting costs of our broadcast signal over telephone lines to decoders at the cable ends. In return for these services and these cash payments, we issued 260,000 shares of Common Stock per month (having an agreed value of $260,000 to AB Groupe) until September 30, 2000.


         In May 1999, AB Groupe and Superstar loaned us an aggregate of $300,000, the proceeds of which were used to fund the settlement of the Fontal loan. The loan is due in two years and bears interest at the rate of 10% per annum. In connection with the loan, we granted the lenders a warrant exercisable for two years to purchase 300,000 shares of Common Stock at an exercise price of $1.00 per share.


         In July 1999, we received a letter from Gilles Assouline, our Chairman, President and CEO, Anne-Marie Assouline (the wife of our chairman), and an entity controlled by Mr. and Mrs. Assouline, Diamond Productions, alleging claims under the Agreement and Plan of Reorganization, dated March 4, 1997, as amended, between Capital Media, Unimedia, S.A. and certain of the stockholders of Unimedia. Additionally, on July 30, 1999, two of our directors notified Diamond, Gilles Assouline and Michel Assouline (our Vice President and COO) that we were asserting a protective claim against each of them under the Unimedia agreement until the claims raised in the letter could be considered.


         After consideration of these matters, our Board and the claimants concluded that these disputes held the potential of leading the parties into substantial and damaging litigation. As a result, the Board and the claimants determined that the best interests of the Company would be served by resolving these issues at this stage. On September 22, 1999, we entered into a settlement agreement with Diamond, Gilles Assouline, Michel Assouline and Anne-Marie Assouline under which the asserted claims were withdrawn and we and the Assoulines exchanged mutual releases. As part of the settlement, we also provided the Assoulines with a full indemnity for all claims which may arise in the future from third parties relating to the Unimedia share exchanges and subscriptions and with a general release through the date of the settlement agreement.


         In August 1999, AB Groupe made a loan to us in the aggregate amount of $327,339, the proceeds of which were used to fund the settlement of the outstanding amounts due to KPN Telecom. See Item 5 "Management's Discussion and Analysis-Financial Condition, Liquidity and Capital Resources." The loan is due in August 2001 and bears interest at the rate of 10% per annum. In connection with the loan, we granted AB Groupe a warrant exercisable until August 2001 to purchase 327,339 shares of Common Stock at an exercise price of $1.00 per share.


         In September 1999, AB Groupe provided a guarantee to a bank for DM 1.6 million (approximately $820,000) against a DM 3 million (approximately $1.54 million) bank facility granted to Onyx. In connection with the guarantee, we granted AB Groupe a two year warrant to purchase approximately 810,000 shares of Common Stock at an exercise price of $1.00 per share. In the event that the bank guarantee is called upon, then we are obligated to issue to AB Groupe such number of shares of Common Stock at an exercise price of $1.00 per share as are equal to the amount called upon to repay by AB Groupe.


         On October 27, 1999, $22.6 million, which represented substantially all of the convertible debt due to AB Groupe and Superstar, was converted into Common Stock. Following conversion, AB Groupe and David Ho (who controls Superstar) owned 50.4% and 34.0%, respectively, of our outstanding Common Stock. In December 1999, AB Groupe received an additional 841,584 shares of Common Stock in consideration for (i) $520,000 of cash and services provided in November and December 1999 under the August 1998 agreement described above, (ii) $200,000 paid in respect of the Instar Loan and (iii) $121,584 of cash received. In March 2000, AB Groupe received a further 700,000 shares of Common Stock in consideration for $600,000 received for services provided in the first quarter of year 2000 under the August 1998 agreement described above and $100,000 being the final Instar Loan payments made by AB Groupe on our behalf under the March 1999 agreement described above.


         In December 1999, AB Groupe made a loan to the Company of $500,000 for general working capital purposes. The loan is due in December 2001 and bears interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted AB Groupe a warrant exercisable until December 2001 to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share.

         In January 2000, AB Groupe and Superstar made loans to the Company in the aggregate of $1,000,000. The proceeds were in part used to increase the capital investments in Onyx by $465,000 and TopCard (through Unimedia) by $225,000. The loan is due in January 2002 and accrues interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted AB Groupe and Superstar a warrant exercisable until January 2002 to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In March 2000, AB Groupe loaned the Company an additional $1,000,000 for working capital. The loan is due in March 2002 with interest of ten percent (10%) per annum. In connection with the loan, the Company granted AB Groupe a warrant exercisable until March 2002 to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

         In March 2000, the Company granted the right to purchase up to 6.5 million shares on or before December 31, 2000 to certain shareholders including the management as detailed below:

   Purchase Price       Gilles Assouline     Michel Assouline   Jean-Francois Klein   David Ho          Total
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
                           =========            =========            =========       =========        =========

         The terms and conditions of this proposed share issuance were recommended by the audit committee of the Company's board on March 17, 2000. In concluding this price to be the fair value for the shares, the audit committee took into consideration the level of funding of the Company required until the end of 2000 and the poor level of trading activity of the Company's shares on the market (making, in their view, the market price of the Common Stock unreliable as a factor in determining value). The difference between the fair value of these options determined using the Black-Scholes Method and the exercise price has been charged to income.

         On April 21,2000, the Board authorized the issuance of up to 500,000 shares to each of AB Groupe and Superstar at $1.50 each prior to the end of July 2000. Out of these, 780,000 shares were effectively issued and paid. AB Groupe and Superstar purchased 480,000 new shares and 300,000 shares respectively, out of which an aggregate number of 280,000 shares were effectively subscribed prior to June 30, 2000 and 500,000 shares were effectively subscribed in July 2000.

         In May 2000, the Board proposed to issue 1,000,000 Company shares to Roger Orf at a purchase price of $2.50 per share prior to July 31, 2000. Roger Orf did not purchase these shares.

         In August 2000 and in September 2000, AB Groupe sent $278,123 (DM 600,000) and $133,509 (DM 300,000) respectively on behalf of the Company for same to participate to a capital increase in Onyx.

         On September 25, 2000 the Board of the Company authorized a euro 38.9 million capital injection into Onyx to be funded through (i) a short term loan from AB Groupe in the amount of 36,200,000 Euros and (ii) the exercise by AB Groupe of 2.6 million warrants at $1 each resulting in the issue of 2.6 million new shares of the Company's Common Stock pursuant to an agreement entered between the Company and AB Groupe on October 20, 2000. 36.5 million Euros were wired by the Company into the Onyx capital reserve and 2.4 million Euros of new Onyx shares were subscribed by the Company for a total funding consideration of 38.9 million Euros in the aggregate. After this capital increase, the Company directly owns 66.7% of Onyx while its wholly owned subsidiary CM (UK), owns 33.33% of Onyx.

         On September 25, 2000, Superstar also exercised 650,000 warrants and 650,000 shares of Common Stock were issued by the Company to Superstar.

         In October 2000, FA Television Holdings LLC, a joint venture Company among Allied Capital, Gilles Assouline and Michel Assouline, subscribed for the purchase 480,000 shares of the Company at $1.50 each and 120,000 shares at $1.00 for an aggregate purchase price of $840,000 with all such shares being issued from the 6.5 million shares reserved for certain shareholders including the management in March 2000. In October 2000, 600,000 new shares of the Company were issued to FA Television Holdings LLC. By a Board decision of September 25, 2000, the Company agreed to register these shares.

         In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1 as scheduled in the agreement dated October 20, 2000. The Company disputes this and believes that an agreement had been reached with AB Groupe to exercise of the 2.6 million warrants at the time the funds were received. However, until the dispute is settled, the $2.6 million received from AB Groupe is being treated as a loan in the Company's accounts.

         On December 26, 2000, in response to a request from AB Groupe, the Company's majority shareholder, the Board increased its size appointed the following directors:

         -        Claude Berda, Chairman of AB Groupe,
         -        Denis Bortot, CEO of AB Groupe,
         -        Orla Noonan, Executive Vice President and Secretary of AB
                  Groupe,
         -        Richard Maroko, Executive Vice President of AB Groupe, and
         -        Jean-Michel Fava, Executive Vice President of AB Groupe.

         The appointment of these five new directors, together with Jean-Francois Klein, CFO of AB Groupe and already a director of CMG, meant that persons associated with AB Groupe held a majority of seats on our Board.

         On January 2, 2001, in connection with a decision to allow AB Groupe to assume operational control of Onyx and Onyx +, Michel Assouline resigned as the managing Director of Onyx and Onyx +. Jean-Francois Klein was then appointed Managing Director of both Onyx and Onyx+. In January 2001, Orla Noonan and Jean-Francois Klein from AB Groupe were appointed by the Board Secretary-Director and Director of Capital Media (UK) Ltd, respectively.

         The accounts payables shown in our consolidated statements include (i) a $600,000 invoice from AB Groupe to Onyx corresponding to broadcasting services rendered after the termination of our service agreement with AB Groupe in October, November and December 2000, and (ii) an invoice of approximately $140,000 from AB Groupe to Onyx+ corresponding to certain management services. These invoices have been disputed by certain of the Company's disinterested directors. Therefore, although an agreement has been reached with AB Groupe concerning these services for 2001, an agreement has yet to be reached regarding these invoices. However, until such time as the dispute is resolved, these amounts have been recorded as payables by the Company.

         The acquisition by Onyx + of programing rights purchased and invoiced by AB Groupe during the course of 2000 was suspended in February 2001 following the slower than expected development of the digital television market in Germany. See Item 1. "Description of Business-Digital Cable Television."

         On February 26, 2001 the Board agreed that AB Groupe shall continue to provide Onyx with broadcasting services, including the play out, the uplink and the transponder facilities in exchange for a monthly payment of approximately $80,000 throughout 2001. The Board also agreed that AB Groupe provide Onyx with certain management services for approximately $15,000 per month. The Company believes that the fees which will be paid to AB Groupe will be at least as favorable as those that would be obtained by the Company from unaffiliated third parties. At the Board meeting held to consider these matters, the Board appointed Gilles Assouline, Michel Assouline and David Ho as a special committee of independent directors to negotiate the terms and conditions of the service and management agreements to be entered into between the Company and AB Groupe.

         On February 24, 2001, the Company accepted a funding proposal from AB Groupe to loan the Company US $800,000, which funds were required to support the Company's operations. The loan bears interest at 10% per annum and was due on April 30, 2001. Since the loan was not repaid by that date, the loan is, at AB Groupe's option, convertible into shares of common stock at a conversion price of $0.60 per share. The Company is currently exploring alternative funding solutions and available capital formation options to repay this loan and to otherwise meet the Company's working capital requirements.

         David Ho, a director and 31.3% beneficial owner of the Company, has disputed certain recent actions taken by the Company and the propriety of certain recent actions taken by AB Groupe with respect to the Company, including actions relating to the management, the funding and the operations of the Company and to the provision of services to the Company (including charges therefor). AB Groupe strongly disagrees with David Ho's allegations. The Company, AB Groupe and David Ho have discussed these issues in an effort to resolve them to the satisfaction of all parties. To date, this dispute has not been resolved but has not resulted on any litigation. However, there is no assurance that litigation will not result in the future nor that this dispute will not have an adverse impact on the Company.

         Certain of our directors have disputed the Company's determination that the 6.5 million options granted in 2000 were compensatory in nature or, even if compensatory, whether they had any value. There can be no assurance as to the impact of this dispute on the Company.

ITEM 11. EXHIBITS LIST AND REPORTS ON FORM 8-K.

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

         4.3 Amendment to Articles of Incorporation, dated as of March 16, 2000 canceling the Series A Preferred Stock (5).

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

         10.9 Debenture dated October 31, 1996 made between Instar Holdings, Inc. and Capital Media (UK) Limited (2).

         10.10 Security Assignment dated October 31, 1996 made between Capital Media (UK) Limited and Instar Holdings, Inc. (2).

         10.11 Charge Over Shares and Securities dated October 31, 1996 made between Capital Media Group Limited and Instar Holdings, (2).

         10.12 Guarantee dated October 31, 1996 made between Instar Holdings, Inc. and the Guarantors (2).

         10.13 Deed of Counter-Indemnity dated October 31, 1996 made between Capital Media (UK) Limited and Universal Independent Holdings Limited (2).

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


----------------------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 29, 2001.

                                    CAPITAL MEDIA GROUP LIMITED

                                    By: /s/ GILLES ASSOULINE
                                       -----------------------------------------
                                        Gilles Assouline, President and Chief
                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

               Signature                                         Title                       Date
                                                 Chairman, President and Chief           May 29, 2001
                                                 Executive Officer (Principal
/s/ GILLES ASSOULINE                             Executive Officer)
-----------------------------------------
Gilles Assouline

                                                 Director                                May __, 2001
-----------------------------------------
Michel Assouline

                                                 Director                                May __, 2001
-----------------------------------------
David Ho

                                                 Director                                May __, 2001
-----------------------------------------
Patrick Ho

                                                 Director                                May __, 2001
-----------------------------------------
Roger ORF

/s/ JEAN-FRANCOIS KLEIN                          Director and Chief Financial Officer    May 29, 2001
-----------------------------------------
Jean-Francois Klein

/s/CLAUDE BERDA                                  Director                                May 29, 2001
-----------------------------------------
Claude Berda

/s/DENIS BORTOT                                  Director                                May 29, 2001
-----------------------------------------
Denis Bortot

                                                 Director                                May __, 2001
-----------------------------------------
Jean-Michel Fava

/s/RICHARD MAROKO                                Director                                May 29, 2001
-----------------------------------------
Richard Maroko

/s/ORLA NOONAN                                   Director                                May 29, 2001
-----------------------------------------
Orla Noonan

                           CAPITAL MEDIA GROUP LIMITED

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            Page

Independent Accountant's Report of PricewaterhouseCoopers to the Board of
Directors and Stockholders of Capital Media Group Limited............................        F-2
Consolidated Balance Sheet at December 31, 2000 and 1999.............................        F-3
Consolidated Statement of Operations for the years ended December 31, 2000
and 1999.............................................................................        F-4
Consolidated Statement of Changes in Stockholders' Equity for the years
ended December 31, 2000 and 1999.....................................................        F-5
Consolidated Statement of Cash Flows for the years ended December 31, 2000
and 1999.............................................................................        F-6
Notes to the Consolidated Financial Statements.......................................        F-7

                          CAPITAL MEDIA GROUP LIMITED

            INDEPENDENT ACCOUNTANT'S REPORT TO THE BOARD OF DIRECTORS
                 AND STOCKHOLDERS OF CAPITAL MEDIA GROUP LIMITED

To the Board of Directors and
the Stockholders of Capital Media Group Limited

         In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows presented on pages F-3 through F-28, present fairly, in all material respects, the financial position of Capital Media Group Limited and its subsidiaries (the "Company") at December 31, 2000 and 1999 and the result of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 16 to the financial statements, the accompanying consolidated financial statements for the year ended December 31, 1999 have been restated.

PricewaterhouseCoopers

Paris, May 23, 2001.

                          CAPITAL MEDIA GROUP LIMITED

                           CONSOLIDATED BALANCE SHEET

                                                                               Note
                                                                                         December 31,         December 31,
                                                                                                 2000                 1999
                                                                                                               As restated
                                                                                                              (See note 16)
ASSETS                                                                                              $                    $
Cash and cash equivalents                                                                     929,913              181,352
Accounts receivable trade, net of allowances for doubtful accounts of $19,498
 (December 31, 1999 - $28,234)                                                  3           1,212,781            1,345,979
Inventories, net                                                                              202,875              114,744
Prepaid expenses                                                                              176,460               33,784
                                                                                          -----------          -----------
TOTAL CURRENT ASSETS                                                                        2,522,029            1,675,859
Investments                                                                                         -                6,985
Equity in affiliated companies                                                                 68,076              112,725
Intangible assets, net of accumulated amortization of $4,276,276
(December 31, 1999 - $3,171,811)                                                4           1,693,282            2,204,271
Property, plant and equipment, net                                              5           1,213,650            1,085,253
                                                                                          -----------          -----------
TOTAL ASSETS                                                                                5,497,037            5,085,093
                                                                                          ===========          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                                                7           3,021,802            2,223,375
Accrued expenses                                                                            1,464,360            1,620,310
Related parties loans repayable within one year                                 6           5,733,819            1,259,583
Bank debt due within one year                                                               1,369,454            1,607,007
                                                                                          -----------          -----------
TOTAL LIABILITIES                                                                          11,589,435            6,710,275

Minority Interest in Subsidiaries                                                             382,057              402,477
                                                                                          -----------          -----------
                                                                                           11,971,492            7,112,752
                                                                                          -----------          -----------
Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock - 50,000,000 shares authorized:
$0.001 par value 33,203,251 (December 31, 1999 - 28,583,251) issued and
  outstanding                                                                  13              33,203               28,583
Additional paid in capital                                                                 66,449,689           59,025,103
166,791 shares held by a subsidiary (December 31, 1999 - 166,791) at cost                    (950,712)            (950,712)
                                                                                          -----------          -----------
                                                                                           65,532,180           58,102,974
Cumulative translation adjustment                                                           7,205,017            5,986,265
Accumulated deficit                                                                       (79,211,652)         (66,116,898)
                                                                                          -----------          -----------
TOTAL STOCKHOLDERS' DEFICIT                                                                (6,474,455)          (2,027,659)
                                                                                          -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 5,497,037            5,085,093
                                                                                          ===========          ===========

See notes to the consolidated financial statements.

                          CAPITAL MEDIA GROUP LIMITED

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                Year                     Year
                                                                               ended                    ended
                                                                            December                 December
                                                     Note                   31, 2000                 31, 1999
                                                                                                  As restated
                                                                                                 (See note 16)
                                                                                   $                        $
Operating revenue                                                          2,787,500                2,728,971

Operating costs
Staff costs                                                                4,770,348                2,469,286
Depreciation and amortisation                                              1,508,445                1,089,381
Other operating expenses                                                   9,223,742                7,232,815
                                                                        ------------             ------------
                                                                         (15,502,535)             (10,791,482)

Operating loss                                                           (12,715,035)              (8,062,511)

Other (expense)                                                              (97,430)               1,808,895
Financial (expense) income, net                        10                   (701,323)             (11,674,860)

Equity in net loss of affiliates                                             (44,650)                  (8,075)
                                                                        ------------             ------------
Loss from operations before taxation                                     (13,558,438)             (17,936,551)
Income tax benefit                                                             9,689                   57,727
                                                                        ------------             ------------
Net loss before minority interest                                        (13,548,749)             (17,878,824)
Minority interest                                                            453,995                        -
                                                                        ------------             ------------
 Net loss                                                                (13,094,754)             (17,878,824)
                                                                        ============             ============
Net loss per share
- basic                                                                        (0.43)                   (2.32)
                                                                        ============             ============
- diluted                                                                      (0.43)                   (2.32)
                                                                        ============             ============
Weighted average number of shares -  basic                                30,670,751                7,707,446
                                                                        ============             ============
Weighted average number of shares  - diluted                              30,670,751                7,707,446
                                                                        ============             ============

See notes to the consolidated financial statements.

                          CAPITAL MEDIA GROUP LIMITED

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                   Cumulative
                                                   Shares held    Additional   other comprehensive
                                                       by a        paid-in      income (deficit)     Accumulated         Total
                         Common stock              subsidiary      capital                             deficit
                               Shares         $             $              $                $                   $             $
Balance at
January 1, 2000            28,583,251    28,583      (950,712)    59,025,103        5,986,265         (66,116,898)   (2,027,659)

Shares issued               4,620,000     4,620             -      5,449,045                -                   -     5,453,665

Warrants/options issued             -         -             -      1,975,541                -                   -     1,975,541

Translation adjustment                                                              1,218,752                         1,218,752
Net loss                            -         -             -              -                -         (13,094,754)  (13,094,754)

Comprehensive loss                  -         -             -              -                -                   -   (11,876,002)
                           ----------    ------      --------     ----------        ---------         -----------   -----------
Balance at
December 31, 2000          33,203,251    33,203      (950,712)    66,449,689        7,205,017         (79,211,652)   (6,474,455)
                           ==========    ======      ========     ==========        =========         ===========   ===========

                                                                                   Cumulative
                                                   Shares held    Additional   other comprehensive
                                                       by a        paid-in      income (deficit)     Accumulated         Total
                         Common stock              subsidiary      capital                             deficit
                               Shares         $             $              $                $                   $             $
Balance at
January 1, 1999             4,009,413     4,009      (950,712)    31,191,990          756,406         (48,238,074)  (17,236,381)

Shares issued              24,573,838    24,574                   24,669,265                                         24,693,839

Commission paid                     -         -             -        (90,000)               -                   -       (90,000)

Convertible debt                    -         -             -      2,694,535                -                   -     2,694,535
Warrants and
  options issued                    -         -             -        559,313                -                   -       559,313

Translation adjustment                                                              5,229,859                         5,229,859
Net loss                                                                                              (17,878,824)  (17,878,824)

Comprehensive loss                  -         -             -              -                -                   -   (12,648,965)
                           ----------    ------      --------     ----------        ---------         -----------   -----------
Balance at
December 31, 1999          28,583,251    28,583      (950,712)    59,025,103        5,986,265         (66,116,898)   (2,027,659)
As restated                ==========    ======      ========     ==========        =========         ===========   ===========
(See note 16)



See notes to the consolidated financial statements.

                          CAPITAL MEDIA GROUP LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                          Year ended        Year ended
                                                                        December 31,      December 31,
                                                                                2000              1999
                                                                                          As restated
                                                                                         (See note 16)
                                                                                   $                 $
Cash flows from operating activities

Net loss                                                                 (13,094,754)      (17,878,824)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                          1,511,138         1,089,381
    Other income arising from disposal of subsidiary investments                  --         1,212,145
    Equity in net losses of affiliates and minority interests                 24,229             2,543
    Other non-cash items                                                          --         5,616,415
Changes in assets and liabilities:
    (Increase)/Decrease in other assets and inventories                     (230,671)          (14,587)
    (Increase)/Decrease in accounts receivable                               133,198           769,604
    (Decrease)/Increase in accrued expenses and other liabilities            792,638        (7,617,030)
                                                                         -----------       -----------
Net cash used in operations                                              (10,864,222)      (21,935,192)
                                                                         -----------       -----------
Cash flows from investing activities
Acquisition of plant and equipment                                          (510,769)         (642,866)
Acquisition of intangible assets                                            (617,913)               --
Disposal of financial assets                                                   6,985                --
                                                                         -----------       -----------
Net cash in investing activities                                          (1,121,697)         (642,866)
                                                                         -----------       -----------
Cash flows from financing activities
Increase in short term debt                                                4,600,071        10,746,339
Repayment of loans                                                          (250,000)       (3,100,000)
Issuance of warrants/options and convertible loans                         1,975,541         2,668,046
Issuance of shares                                                         5,453,665                --
Commission paid                                                                   --           (90,000)
                                                                         -----------       -----------
Net cash provided by financing activities                                 11,779,277        10,224,385
                                                                         -----------       -----------
Effect of exchange rate changes on cash                                    1,218,752         5,229,859
                                                                         -----------       -----------
Net (decrease)/increase in cash and cash equivalents                       1,012,110        (2,008,975)
Cash and cash equivalents at beginning of period                          (1,425,655)          583,320
                                                                         -----------       -----------
Net (debt)/income at end of period                                          (413,545)       (1,425,655)
                                                                         ===========       ===========
Supplemental data:

Interest received                                                             54,919                --
Conversion in capital of interest payable                                         --         5,114,839
Conversion of loans into capital                                                  --        19,579,000
Income tax paid                                                                9,689             1,581

See notes to the consolidated financial statements.

                           CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

1.       SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

         Principles of consolidation

         The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries, Capital Media (UK) Limited (""CM(UK)"), and Onyx Television GmbH ("Onyx") and Onyx's 50% affiliate Onyx Plus GmbH ("Onyx+"), together with the Company's 98.33% owned subsidiary Unimedia SA ("Unimedia") and Unimedia's wholly owned subsidiary, Pixel Limited ("Pixel"), and its 98.66% owned subsidiary TopCard SA ("TopCard"). All inter-company accounts and transactions have been eliminated in consolidation. Pixel's 47.5% interest in Henry Communications Limited ("Henry"), have been accounted for using the equity method, after the elimination of all significant intercompany balances and transactions.

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

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

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

         Revenue recognition

         Sales of products are recognized when property title changes. Advertising revenue is recognized when advertisements are broadcast and thereby invoiced to the customer. Inter-company charges are eliminated on consolidation and not included in revenues.

         Research and development costs

         Research and development costs are charged to expense as incurred.

         Stock based compensation and other warrants and options

         In fiscal 2000, the Company adopted the method of accounting for stock-based compensation arrangements with employees and directors as prescribed in SFAS No. 123. This standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments. In that method, the fair value based method, the cost of services or compensation is measured at the transaction or grant data based on the value of the equity, and the fair value is determined using an option-pricing model.

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

         On October 27, 1999, the Company effected a reverse split of its outstanding common stock on a one share for ten share basis, and its authorized shares remaining at 50 million shares (see "Stockholders' Meeting" below). Unless otherwise stated, all per share data contained herein has been adjusted to reflect the completion of the reverse split.

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

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

         New accounting standard

         In 1998, the Financial Standards Accounting Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, will be adopted in fiscal 2001. It is not expected that its implementation will have any significant impact on the financial statements.

         Last Stockholders' Meeting

         The last Stockholders' Meeting took place on October 22, 1999. During this meeting, the stockholders approved the following resolutions:

         (i) a reverse split of the Company's outstanding stock on a one share for ten shares basis, with the Company's authorized shares remaining at 50 million shares;

         (ii) the terms of the financial arrangements between the Company and AB Groupe, S.A. ("AB Groupe"), and between the Company and Superstar Ventures Limited ("Superstar"); and

         (iii) the grant of an option to an entity controlled by the Company's Chairman and Chief Executive and Chief Operating Officer to purchase 1.6 million shares of the Company's common stock at an exercise price of $1.00 per share.

         Following the reverse split, which was effected on October 27, 1999, in accordance with its financial arrangements among the Company, AB Groupe and Superstar, the Company issued 22,598,255 shares to AB Groupe and Superstar, in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest and penalty as detailed in the following table:

         PAYEE                                 $                   Shares issued
                                                                   in conversion
         AB Groupe:
         ----------
         Outstanding convertible debt       10,688,416              11,298,416
         Interest accrued                    2,358,452               2,358,452
                                                                    ----------
                                                                    13,656,868

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

         Superstar
         ---------
         Outstanding convertible debt        6,650,000               6,650,000
         Interest accrued                    1,298,000               1,298,000
         Penalty                               993,397                 993,387
                                                                    ----------
                                                                     8,941,397

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2000 and the year ended December 31, 1999, the Company incurred net losses of $13,094,754 and $17,878,824 respectively.

         At December 31, 2000, the Company had net current liabilities of $9,067,406 and its total liabilities exceeded its total assets by $6,474,455. These factors among others raise substantial doubt about its ability to continue as a going concern for a reasonable period of time. The company anticipates that any required funding will be made available by its shareholders including AB Groupe and/or Superstar, or from other sources, although there can be no assurance that the necessary funding will become available.

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

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

3.       ACCOUNTS RECEIVABLE

                                                         December 31,     December 31,
                                                                 2000             1999
                                                                    $                $
         Accounts receivable comprise:

         Trade receivables                                    537,377          500,954
         Taxation receivable                                    1,489           37,654
         Other debtors receivable                             673,915          807,371
                                                           ----------       ----------
                                                            1,212,781        1,345,979
                                                           ==========       ==========

4.       INTANGIBLE ASSETS

                                                         December 31,     December 31,
                                                                 2000             1999
                                                                    $                $
         Purchased broadcast licenses                         223,642          241,755
         Computer software                                  1,164,098          569,131
         Other intangible assets                               14,313                -
         Goodwill                                           4,567,505        4,565,196
                                                           ----------       ----------
                                                            5,969,558        5,376,082
         Less accumulated amortization                      4,276,276       (3,171,811)
                                                           ----------       ----------
                                                            1,693,282        2,204,271
                                                           ==========       ==========

         Goodwill net of amortization is as follows:

                                                         December 31,     December 31,
                                                                 2000             1999
                                                                    $                $
         Unimedia                                           1,213,446        1,674,695
         TopCard                                              336,614          452,232
         Pixel                                                 28,945           53,965
                                                           ----------       ----------
                                                            1,579,005        2,180,892
                                                           ==========       ==========

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

5.       PROPERTY, PLANT AND EQUIPEMENT, NET

                                                         December 31,     December 31,
                                                                 2000             1999
                                                                    $                $
         Property, plant and equipment consist of:

         Fixtures, fittings and equipment                   4,134,867        3,505,303
         Less accumulated depreciation                     (2,921,217)      (2,420,050)
                                                           ----------       ----------
                                                            1,213,650        1,085,253
                                                           ==========       ==========

6.       LOANS REPAYABLE WITHIN ONE YEAR

                                                         December 31,     December 31,
                                                                 2000             1999
                                                                    $                $
         Instar Holdings Ltd                                        -          100,000
         AB Groupe S.A.                                     5,488,970          977,339
         Superstar Investments Ltd.                                 -          150,000
         Interest accrued                                     244,849           32,244
                                                           ----------       ----------
         Related party loans                                5,733,819        1,259,583
                                                           ==========       ==========

The terms of AB Groupe loans are detailed in Note 14 and were received on the following dates:

                                                               $
         August 1999                                     327,338 (1)
         May 1999                                        150,000 (1)
         December 1999                                   500,000 (1)
         January 2000                                    500,000 (1)
         March 2000                                    1,000,000 (1)
         August 2000                                     278,123
         September 2000                                  133,509
         October 2000                                  2,600,000 *
                                                       ----------
                                                       5,488,970

* In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1 as scheduled in the agreement dated October 20, 2000. The Company disputes this and believes that an agreement had been reached with AB Groupe to exercise of the 2.6 million warrants at the time the funds were received. However, until the dispute is settled, the $2.6 million received from AB Groupe is being treated as a loan in the accounts.

(1) Loan due in two years, bearing interest at 10% per annum, with two year warrants to purchase shares of the common stock at an exercise price of $1.00 per share (see Notes 13 and 14).

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

7.       ACCOUNTS PAYABLES

         Accounts payables include a $600,000 invoice sent by AB Groupe in January 2001 corresponding to three months (October to December 2000) of broadcasting services rendered by AB Groupe pursuant to the termination of the two-year service agreement commenced in October 1998. This invoice has been disputed by several of the Company's disinterested directors and is still being discussed.

         Accounts payables also include an invoice of approximately $140,000 sent by AB Groupe in January 2001 corresponding to services rendered by AB Groupe to Onyx+. This invoice has been disputed by several of the Company's disinterested directors and is still being discussed.

8.       COMMITMENTS AND CONTINGENCIES

         In October 1999, the Company entered into a monthly agreement to lease offices, as well as the use of studio, postproduction and editing facilities in Cologne, Germany. Under the terms of the agreement, the Company was committed to paying DM 180,000 ($92,000 at December 31, 2000 exchange rates) per annum.

         The Company has also entered into leases for office space in France, expiring between December 2001 and March 2002 at an annualized cost of $90,500 (at December 31, 2000 exchange rates).

         The total rental expenses in 2000 are $257,500.

         Under the terms of a two year service agreement which commenced October 1, 1998 and ended September 30, 2000, AB Groupe provided broadcasting facilities to Onyx, comprising the uplink, the master control and pay out, and the satellite transponder broadcasting as well as the payment of a $60,000 monthly service fee to Deutsche Telekom for cable transmission. The monthly cost of those contracts was $260,000.

         Subject to the approval of the Controlling Committee of the Board, the Company intends to enter into a new service agreement with AB Groupe providing such broadcasting services for a monthly cost of $80,000. Deutsche Telekom monthly service fee has increased to $100,000 in 2001.

         The commitments described above are expected to result in the following payments and charges:

         Years ending December 31,
         2001                                                      $2,500,000
         2002                                                         250,000
         2003                                                         250,000
         2004                                                               -
         2005 and thereafter                                                -
                                                               ---------------
                                                                   $3,000,000
                                                               ===============

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

         The Company is committed to pay to its directors and officers under employment agreements an aggregate of $505,000 during the year ended December 31, 2001, of which: $250,000 represents the indemnity paid by the Company to Michel Assouline in January 2001 pursuant to the early termination of his employment contract by the Company as decided by the Board of December 26, 2000.

         RETIREMENT INDEMNITIES AND PENSION PLANS

         Retired employees benefit from State or Government sponsored pension schemes. Contributions by employers to these sponsored schemes are expensed as incurred. There are no specific supplemental pension plans operated by the Company or any subsidiary. There is no liability arising from retirement indemnity.

9.       RESEARCH AND DEVELOPMENT COSTS

         TopCard is involved in the development of specific applications based upon smart card technology including remote security Internet access and infrared contactless smart card technology.

                                                   Year ended      Year ended
                                                 December 31,    December 31,
                                                         2000            1999
                                               --------------  --------------
         Research and development costs              $218,639        $287,804
                                               ==============  ==============

10.      FINANCIAL EXPENSE

         Financial expense is comprised of the followings:

                                                   Year ended      Year ended
                                                 December 31,    December 31,
                                                         2000            1999
                                                                 As Restated
                                                                (See note 16)
                                                            $               $
         Effect of warrants/options and
           convertible loans issued                  (100,244)     (2,694,535)
         Interest income                              329,424               -
         Interest expense net                        (487,110)     (4,266,534)
         Foreign currency exchange loss              (443,393)     (4,713,791)
                                               --------------  --------------
                                                     (701,323)    (11,674,860)
                                               ==============  ==============

         The foreign currency exchange loss in 2000 and in 1999 arose primarily from the exchange differences arising in the inter-company loan between CM(UK) and Onyx recorded in pounds sterling and German Marks, respectively. Decision was taken in September that would allow the Company to recapitalise Onyx and permit the reimbursement of amounts borrowed from CM (UK) by Onyx. The reimbursement rates were contractually fixed as those at January 1, 2000. These inter-company loans have been effectively reimbursed in October 2000.

         The effect of warrants issuances is determined using the Black-Scholes method as described in Note 13.

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

11.      INCOME TAXES

         Net operating loss carry forwards, which give rise to deferred tax assets at December 31, 2000 and December 31, 1999, are as follows:

                                                                  December 31,        December 31,
                                                                          2000                1999
                                                                             $                   $
                Deferred tax asset on unrealized tax losses         26,909,000          23,251,000
                Timing differences                                     610,000             409,000
                                                                   -----------         -----------
                Valuation allowances                               (27,519,000)        (23,660,000)
                                                                   -----------         -----------
                Total deferred tax assets                                    -                   -
                                                                   ===========         ===========

         The Company has significant deferred tax assets (approximately $27,519,000) corresponding to tax losses arising primarily from the operating losses incurred by Onyx, in Germany. These tax losses are available to be carried forward indefinitely to be set off against future profits in Germany. However, at the end of 2000, management forecast that the Company will not be profitable in 2001 and sometime thereafter and therefore no credit for income tax was recorded. The Company will continue to review its tax valuation allowance in future periods.

         CM (UK) is currently strongly disputing a tax reassessment of an amount of (pound)330,000 (approximately $600,000) from the UK Tax Authorities who are claiming taxes on deemed interests relating to advances to Onyx. The Company is seeking to settle on the fact that no payment is due because of the important tax deficit of CM(UK) since 1995. No provision has been recorded in the accounts because the potential liability is neither probable nor estimate.

12.      LITIGATION

         In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful while in July 1998 the court ruled in favor of Onyx. The plaintiff appealed against the ruling and claimed DM168,000 (US$86,000) in respect of his 1997 salary. The court is currently considering new evidence put forward by Onyx which believes that it has valid defenses to this claim. However, there can be no assurance as to the outcome of the matter.

         In March 2000, Onyx paid $120,000 in full settlement of a dispute with TV Strategies, a Dallas, Texas based television services Company, which alleged that they had provided services to Onyx.

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

         Unimedia has two minority shareholders (Oradea and Roland Pardo) who have unsuccessfully brought numerous legal actions against Unimedia and/or its management, pursuant to one of which these minority shareholders were ordered by a French court to pay damages in the amount of 55,000 French Francs (approximately $7,500) to Unimedia for having maintained abusive liens on all Unimedia's assets after Unimedia settled their shareholder loans in July 1999.

         Oradea and R. Pardo have also brought a legal action through the Court of England against Gilles Assouline with respect to their investments in both Unimedia and ActivCard. The Court has favorably considered an application to dismiss the claim filed by Gilles Assouline, who believes that he has strong and valid defenses. However there can be no assurance as to the outcome of this claim. The Company is indemnifying Mr. Assouline with respect to this matter.

         In August 2000, Gralec Establishment, a shareholder of the Company, brought a legal action against Unimedia before a French court with respect to alleged still existing rights of Gralec to purchase 50,000 ActivCard shares from Unimedia at $13.00 each pursuant to an option granted in October 1996 and which expired in February 1997. In October 2000, the Court dismissed Gralec's claim and ordered Gralec to pay damages and legal fees in the amount of 60,000 French Francs (approximately $8,000) to Unimedia.

         In June 2000, Onyx+, which was planning to broadcast its digital channels directly from Germany, entered into a service agreement with Mediagate. As a result of the numerous delays taken by the cable operators with respect to the development of digital cable services in Germany combined with the failure of certain conditions precedent to the use by Onyx+ of the services provided by Mediagate, this agreement never became applicable. Mediagate has taken the position that Onyx+ was obligated under the contract and has been invoicing Onyx+ at a monthly rate of DM430,000 (approximately $195,000) starting January 2001.

         Onyx+ has and will continue to vigorously dispute these invoices. Accordingly, there can be no assurance as to the outcome of Onyx's dispute with Mediagate.

13.      CAPITAL STRUCTURE

         At the last Stockholders' Meeting on October 22, 1999, the stockholders approved a reverse split of the Company's authorized capital on a one new share for ten old shares basis, with the Company's authorized shares remaining at 50 million shares. Unless otherwise noted, all share and per share references herein reflect completion of the reverse split on October 27, 1999.

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

13.1     COMMON STOCK PURCHASE WARRANTS

         The Company had the following issued and vested warrants to purchase common stock outstanding at December 31, 2000 and December 31, 1999:

Description                                December 31,          Exercised           Granted            December 31,
                                                   2000                                                         1999
Warrants for common stock
Exercisable at $40.00  (2)                      633,914                 --                 --                633,914
Warrants for common stock
Exercisable at $31.25  (3)                       51,119                 --                 --                 51,119
Warrants for common stock
Exercisable at $25.00  (4)                      129,767                 --                 --                129,767
Warrants for common stock
Exercisable at $1.00   (1)                    6,537,339            650,000 (6)      3,650,000 (5)          3,537,339 (1)
                                              ---------            -------          ---------              ---------
                                              7,352,139            650,000          3,650,000              4,352,139

         (1) includes 1,787,339 warrants issued and vested to AB Groupe, 1,600,000 issued and vested to Diamond Productions and 150,000 warrants issued and vested to Superstar.

         (2) includes 180,000 warrants issued and vested to AB Groupe and 113,914 warrants issued and vested to former Unimedia shareholders.

         (3) includes 7,787 warrants issued and vested to former Unimedia shareholders.

         (4) includes 19,767 warrants issued and vested to former Unimedia shareholders.

         (5) includes 1,500,000 warrants issued and vested to AB Groupe, 500,000 to Superstar and 1,650,000 to Company's officers and staff members.

         (6) 650,000 warrants were exercised by Superstar.

         All outstanding registered warrants expire on January 19, 2003.

         The Company offered to the warrant holders whose shares have an exercise price of $25.00 per share, $31.25 per share and $40.00 per share the right, for a period of nine months expiring on October 19, 2000, to exercise their warrants and receive two shares of Common Stock at an exercise price of $3.00 per share (as further described in the Company's Form SB-2 filed on January 18, 2000), with the exception of one of its warrant holders, Auric Investments Limited ("Auric"). Auric was given the right to subscribe to purchase 156,416 shares of Common Stock on the basis of two shares for each of the 78,208 warrants which they hold, but at an exercise price of $2.00 per share. No warrants were exercised during this period and the exercise price of these warrants remains at $25.00, $31.25 and $40.00 per share, respectively.

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

         Since the holders of the outstanding warrants did not exercise this right, the warrants remain outstanding on their original terms until their expiration date.

         In January 2000, the Company granted two year warrants to purchase 1,650,000 shares at an exercise price of $1.00 per share. These warrants were granted to staff members for 250,000; to Jean Francois Klein for 650,000; to David Ho for 250,000; to Gilles Assouline for 250,000 and to Michel Assouline for 250,000. These warrants were converted in March into warrants to purchase Company common stock at a purchase price of $1.00 per share exercisable from March 17, 2000 for a three year period following the effective registration of all warrants.

         In December 1999, AB Groupe made a loan to the Company of $500,000 for general working capital purposes. The loan is due in December 2001 and bears interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted AB Groupe a warrant exercisable until December 2001 to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share.

         In January 2000, AB Groupe and Superstar made loans to the Company of $500,000 each, or in the aggregate of $1,000,000. The proceeds were in part used to increase the capital investments in Onyx and TopCard (through Unimedia). The loan is due in January 2002 and accrues interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted AB Groupe and Superstar a warrant exercisable until January 2002 to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share.

         In March 2000, AB Groupe loaned the Company an additional $1,000,000 for working capital. The loan is due in March 2002 with interest of ten percent (10%) per annum. In connection with the loan, we granted AB Groupe a warrant exercisable in March 2002 to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share.

         In September 2000, Superstar exercised 650,000 warrants. At the same time, AB Groupe agreed (on October 2000) to exercise 2.6 million warrants.

         In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1 as scheduled in the agreement dated October 20, 2000. The Company disputes this and believes that an agreement had been reached with AB Groupe to exercise the 2.6 million warrants at the time the funds were received. However, until the dispute is settled, the $2.6 million received from AB Groupe is being treated as a loan in the Company's accounts.

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

13.2     COMMON STOCK PURCHASE OPTIONS

                          Description                              Outstanding at    Granted /         Outstanding at
                                                                 December 31, 2000   Vested           December 31, 1999
    Exercisable @ $1.00                                                      -        600,000 *                  -
    Executive officers options exercisable @ $5.70                      37,500              -               37,500
    of which vested                                                     37,500          7,500               30,000

    Officers options exercisable @ $25.00 fully vested                  30,000              -               30,000
    Executive officers options exercisable @ $3.50                     400,000              -              400,000
    of which vested                                                    239.997         79,998              159,998

    Non-employee directors options exercisable @ $3.50                  50,000              -               50,000
    fully vested
                                                                 ------------------------------------------------------
    Total exercisable                                                  517,500        687,498              517,500
                                                                 ======================================================

         * 600,000 options were not exercised by Gralec.

         On August 1, 1997, the Company entered into three-year employment agreements with the executive officers providing for them to receive in addition to other compensation, options to purchase 20,000 and 17,500 shares of common stock at an exercise price of $5.70 per share, the price at which transactions were effected at that time. The options vested 2/5 upon the effective date of the agreement and were vested 1/5 on each of the first, second and third anniversaries, respectively, of the agreement. These options expire 36 months from the date of their effective registration. The employment agreements were automatically renewed in September 2000.

         The former Chief Financial Officer as part of his service agreement was entitled to receive options in each of the years 1996, 1997 and 1998 to purchase in aggregate, 30,000 common shares of the Company at $25.00 per share, the price at which transactions were effected at that time. These options expire 36 months from the date of their effective registration.

         On March 10, 1998, the Board of Directors granted options to the executive officers of the Company to purchase an aggregate of 400,000 shares of common stock at an exercise price of $3.50 per share (the price at which transaction were effected on the date of grant). On the same date, non-employee directors were granted options to purchase an aggregate of 50,000 shares at the same price. The options vested to executive officers, 100,000 in the aggregate for the year 1998, with the balance over 3 years, and to non-employee directors immediately. The options are valid for 5 years and expire on March 10, 2003.

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

         In 1998, Unimedia transferred 154,000 shares of Common Stock to Gralec Establishment for an aggregate purchase price of $500,000. The shares of Common Stock transferred to Gralec have now been registered, according to a registration rights agreement. The Company, however, failed to register the Common Stock by November 30, 1999 as required under this registration rights agreement. In order to extend the period during which registration of the Common Stock could be completed, the Board approved on December 29, 1999; (1) to sell to Gralec 220,000 shares against transfer of the net proceeds from the sale of 50,000 ActivCard shares previously sold by Unimedia to Gralec in 1996, and (2) to grant Gralec Establishment an additional option to purchase 600,000 shares of our authorized but issued Common Stock at an exercise price of $1.00 per share for a period of nine months. On January 19, 2000 all shares and options granted to Gralec were effectively registered thus opening the nine month option period from there. The options have expired at December 31, 2000 since they were not exercised in the period.

13.3     ISSUANCE OF COMPANY SHARES

         In March 2000, the Company granted the right to purchase up to 6.5 million shares to certain shareholders including the management as detailed below:

Purchase Price         Gilles               Michel             Jean-Francois          David Ho            Total
                       Assouline            Assouline          Klein
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
                       =========            =========          =========             =========          =========

         The terms and conditions of this proposed share issuance were recommended by the audit committee of the Company's board on March 17, 2000. In concluding this price to be the fair value for the shares, the audit committee took into consideration the level of funding of the Company required until the end of 2000 and the poor level of trading activity of the Company's shares on the market (making, in their view, the market price of the Common Stock unreliable as a factor in determining value).

         The Board of April 21, 2000 authorized the issuance of up to 500,000 shares to each AB Groupe and Superstar at $1.50 each prior to July 2000. Of these shares, 780,000 shares were effectively issued and paid. AB Groupe and Superstar purchased 480,000 and 300,000 new shares respectively, out of which an aggregate number of 280,000 shares were effectively subscribed for prior to June 30, 2000 and 500,000 shares were effectively subscribed in July 2000.

         In May 2000, the Board proposed to issue 1,000,000 Company shares to Roger Orf at a purchase price of $2.50 per share prior to July 31, 2000. Roger Orf did not purchase these shares.

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

         In September 2000, Superstar exercised 650,000 warrants and 650,000 shares of common stock were issued by the Company to Superstar.

         In October 2000, FA Television Holdings LLC, a joint venture Company among Allied Capital, Gilles Assouline and Michel Assouline, subscribed for the purchase of 480,000 shares of the Company at $1.50 each and 120,000 shares at $1.00 for an aggregate purchase price of $840,000 with all such shares being issued from the 6.5 million reserved for certain shareholders including the management in March 2000. In October 2000, 600,000 new shares of the Company were issued to FA Television Holdings LLC. By a board decision of September 25, 2000, the Company agreed to register these shares.

         After all of these share issuances, at December 31, 2000 the Company has 33,203,251 shares of common stock outstanding and AB Groupe's and Superstar's stock holding represented 53.6% and 31.29%, respectively. Including warrants and options, the total potential number of shares would be 41,072,890.

13.4 The fair value of the options and warrants issued is calculated using Black-Scholes option-pricing model at the dated of grant takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.

         This data is summarized in the table below:

                                                         Stock compensation and       Debt issued with warrants
                                                       third parties warrants or
                                                                 options
                                                       -------------------------      -------------------------
Dividends yield                                                    0                              0
Expected volatility                                              45-50%                         45-50%
Interest rate                                                  4.59-6.58%                     5.38-6.48%
Expected life                                                   0.2-3 years                     2 years
Marketability discount                                             75%                            75%
Fair value                                                     $1,744,744                      $230,797

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

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

         Following the reverse split, in accordance with its financial arrangements with AB Groupe and Superstar, the Company issued 22,598,255 post reverse split shares in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest. The Company also issued 789,999 additional shares in conversion of $790,000 of certain sundry loans and also issued 344,000 additional shares to other parties to which it was obligated, including Instar Holdings Inc., which received 200,000 shares as part of the settlement of its litigation with the Company.

         In December 1999, AB Groupe made a loan to the Company of $500,000 for general working capital purposes. The loan is due in December 2001 and bears interest at the rate of ten percent (10%) per year. In connection with the loan, the Company granted AB Groupe a warrant exercisable until December 2001 to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share.

         In January 2000, AB Groupe and Superstar made loans to the Company in the amount of $500,000 each. The loans are due in January 2002 and carry interest at the rate of 10% per annum. In connection with the loans, the Company granted a warrant exercisable until January 2002 to purchase 1,000,000 shares of the common stock at an exercise price of $1.00 per share.

         In March 2000, AB Groupe loaned the Company an additional $1,000,000 for working capital. The loan is due in March 2002 with interest of ten percent (10%) per annum. In connection with the loan, we granted AB Groupe a warrant exercisable in March 2002 to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share.

         The Board held on April 21, 2000 authorized the issuance of up to 500,000 shares to each AB Groupe and Superstar at $1.50 each prior to the end of July 2000. Out of these, 780,000 shares were effectively issued and paid. AB Groupe and Superstar purchased 480,000 new shares and 300,000 shares respectively, out of which an aggregate number of 280,000 shares were effectively subscribed for prior to June 30, 2000 and 500,000 shares were effectively subscribed in July 2000.

         On September 25, 2000 the Board of the Company authorized a euro 38.9 million capital injection into Onyx to be funded through (i) a short term loan from AB Groupe in the amount of euro 36,200,000 and (ii) the exercise by AB Groupe of 2.6 million warrants at $1 each resulting in the issue of 2.6 million new shares of the Company's Common Stock pursuant to an agreement entered between the Company and AB Groupe on October 20, 2000. 36.5 million Euros were wired by the Company into the Onyx capital reserve and 2.4 million Euros of new Onyx shares were subscribed by the Company for a total funding consideration of 38.9 million Euros in the aggregate. After this capital increase, the Company directly owned 66.7% of Onyx while its wholly owned subsidiary CM (UK), owned 33.33% of Onyx.

         On September 25, 2000, Superstar also exercised 650,000 warrants and 650,000 shares of Common Stock were issued by the Company to Superstar.

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

         In October 2000, FA Television Holdings LLC, a joint venture Company among Allied Capital, Gilles Assouline and Michel Assouline, subscribed for 480,000 shares of the Company at $1.50 each and 120,000 shares at $1.00 for an aggregate purchase price of $840,000, with all such shares being issued from the 6.5 million shares reserved for certain shareholders including the management in March 2000. In October 2000, 600,000 new shares of the Company were issued to FA Television Holdings LLC. By a board decision of September 25, 2000, the Company agreed to register these shares.

         In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1 as scheduled in the agreement dated October 20, 2000. The Company disputes this and believes that an agreement had been reached with AB Groupe to exercise of the 2.6 million warrants at the time the funds were received. However, until the dispute is settled, the $ 2.6 million received from AB Groupe is being treated as a loan in the Company's accounts.

         After all of these share issuances, at December 31, 2000 the Company has 33,203,251 shares of common stock outstanding and AB Groupe's and Superstar/David Ho's stock holding represented 53.6% and 31.29%, respectively. Including warrants and options, the total potential number of shares would be 41,072,890.

         In February 2001, the Company accepted a funding proposal from AB Groupe to loan the Company $800,000, which funds were required to support the Company's operations. The loan bears interest at 10% per annum and was due on April 30, 2001. Since the loan was not repaid by its due date, the loan is convertible into shares at a conversion price of US $0.60 per share. The Company is currently exploring alternative funding solutions and available capital formation options to repay this loan and to otherwise meet the Company's working capital requirements.

15.      DISCONTINUED OPERATIONS AND DIVESTMENTS IN 1999

         TINERAMA

         During 1998, the Company approved a decision to sell its interests in the Romanian group of companies Tinerama. The sale was for a nominal sum and the transaction agreed in November 1999 closed in February 2000. The results of the Tinerama business in 1998 were reported separately as a discontinued operation.

         BLINK

         In December 1999, the 50% interest in Blink held by CM(UK) was sold to RCL Communications Ltd., the other joint investor for a nominal sum and CM(UK) converted its pound sterling 130,000 (approximately $200,000) of existing loans to Blink into new redeemable equity equating to 17% of Blink at this time. If successful in the future, Blink will be obligated to repay the redeemable equity.

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

16.      RESTATEMENT

         The Company previously had not recognized a charge for the beneficial conversion features ("BCF") embedded in certain convertible loans issued in 1999 (the effective date of EITF 98-5), and measured as the difference between the quoted market price and the subscription price at the date of issuance. Such BCF, amounting to $2,668,046, has been recorded and amortized as additional interest expense from the date of issuance through October 22, 1999, which was the date the loans were first convertible. In addition, the Company issued debt with detachable warrants in 1999, but did not apply the requirements of APB 14 - Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The debt discount associated with those warrants amounts to $187,592 of which $26,489 should have been recognized in 1999. Finally, options and warrants issued to third parties in 1999 were not valued and recorded as expense. The expense associated with those options and warrants amounted to $559,313. Accordingly the 1999 financial statements have been restated to reflect an additional charge of $3,253,848 as follows:

                                                       As reported ($)      As restated ($)
                                                       ---------------      ---------------
Year ended December 31, 1999
Operating loss                                            (7,503,198)          (8,062,511)
Financial expense net                                     (8,980,325)         (11,674,860)
Loss from continuing operations before taxation          (14,682,703)         (17,936,551)
Net loss                                                 (14,624,976)         (17,878,824)
Net loss per share basic and diluted                          $(1.90)              $(2.32)

17.      CHANGE IN ACCOUNTING POLICY

         As of January 1, 2000 the Company has adopted the recognition provisions of SFAS No. 123 -- "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options. The recognition provisions of SFAS 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are significantly modified. The adoption of SFAS 123 resulted in non-cash charges to operations of $1,744,744 in 2000. The Company applied Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options, prior to January 1, 2000.

         Since the application of FAS 123 represents a change in accounting policy, the impact on the quarterly consolidated statement of operation previously published is as follows:

                                                       As published ($)      As recalculated ($)
                                                       ----------------      -------------------
Three months ended March 31, 2000
Staff cost                                                  (657,889)            (2,251,737)
Operating loss                                            (1,797,735)            (3,391,583)
Financial expense                                           (855,281)              (873,281)
Loss from continuing operations before taxation           (2,708,411)            (4,320,259)
Net loss                                                  (2,708,713)            (4,320,561)
Net loss per share basic and diluted                          $(0.09)                $(0.15)

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

                                                       As published ($)      As recalculated ($)
                                                       ----------------      -------------------
Three months ended June 30, 2000
Operating loss                                            (2,731,022)            (2,881,917)
Financial expense                                         (1,123,173)            (1,151,173)
Loss from continuing operations before taxation           (3,757,097)            (3,935,992)
Net loss                                                  (3,757,093)            (3,935,992)
Net loss per share basic and diluted                          $(0.12)                $(0.13)
                                                       As published ($)      As recalculated ($)
                                                       ----------------      -------------------
Three months ended September 30, 2000
Staff cost                                                  (657,349)              (657,349)
Operating loss                                            (2,417,852)            (2,417,852)
Financial expense                                             18,883                 (8,117)
Loss from continuing operations before taxation
  and minority interest                                   (2,427,569)            (2,454,569)
Net loss                                                  (2,340,145)            (2,367,145)
Net loss per share basic and diluted                          $(0.08)                $(0.08)

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

18.      SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA

         The following financial information is summarized by business segment and country.

         -        The television media segment contains the operations of Onyx;
                  and

         - The technology segment contains the operations of Unimedia, Pixel and TopCard.

         CMG's activities are concentrated in Germany, France and Israel. Revenues to December 2000 account for approximately 75%, 13% and 12% respectively, (to December 1999 - approximately 67%, 15% and 18% respectively).

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

Year ended December 31, 2000                     Television       Technology        Corporate          TOTAL
                                                   Media
Revenues                                          2,089,764          697,736                -         2,787,500

Income (losses) from operations                  (8,371,958)      (1,122,762)      (3,220,315)      (12,715,035)

Other income (expense)                              115,856           23,546         (236,832)          (97,430)
Interest expenses                                    84,289          (29,052)        (313,167)         (257,930)
Other financial income (expense), net                    96          199,236         (642,725)         (443,393)
Equity in net losses of affiliates                        -          (44,650)               -           (44,650)
Income tax benefit                                        -            9,689                -             9,689
Minority interest                                   453,995                -                -           453,995
                                                -----------      -----------      -----------       -----------
Net loss                                          7,717,722         (963,993)      (4,413,039)      (13,094,754)
                                                ===========      ===========      ===========       ===========
Total assets                                      1,613,140        2,928,113          949,784         5,497,037
                                                ===========      ===========      ===========       ===========
Capital expenditure                                 390,006          120,865             (102)          510,769
                                                ===========      ===========      ===========       ===========
Depreciation of fixed assets                        833,472           67,418            3,359           904,249
                                                ===========      ===========      ===========       ===========

                                       Germany            France            Israel           Other         TOTAL
                                                                                         Corporate
Revenues                               2,089,764          363,736           334,000              -        2,787,500

Income (losses) from operations       (8,371,958)      (1,141,220)          (18,458)    (3,220,315)     (12,211,991)

Other income (expense)                   115,856           24,024              (478)      (236,832)         (97,430)
Interest expenses                         84,289           34,948           (64,000)      (313,167)        (257,930)
Other financial income
(expense), net                                96          225,519           (26,283)      (642,725)        (443,393)
Equity in net losses of
affiliates                                     -                            (44,650)             -          (44,650)
Income tax benefit                             -            9,689                 -              -            9,689
Minority interest                        453,995                -                 -              -          202,473
                                     -----------      -----------       -----------    -----------      -----------
Net loss                               7,717,722         (847,040)         (116,953)    (4,413,039)     (13,094,754)
                                     ===========      ===========       ===========    ===========      ===========
Total assets                           1,619,140        1,488,093         1,440,020        949,784        5,497,037
                                     ===========      ===========       ===========    ===========      ===========
Capital expenditure                      390,006          117,865             3,000          (102)          510,769
                                     ===========      ===========       ===========    ===========      ===========
Depreciation of fixed assets             833,472           40,418            27,000          3,359          904,249
                                     ===========      ===========       ===========    ===========      ===========

                          CAPITAL MEDIA GROUP LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 2000

Year ended December 31, 1999                    Television        Technology       Corporate           TOTAL
As restated (See Note 16)                         Media
Revenues                                          1,816,016          912,955                -         2,728,971

Income (losses) from operations                  (4,772,697)        (348,131)      (2,941,683)       (8,062,511)

Other income (expenses)                              27,837          104,275        1,676,783         1,808,895
Interest revenue                                          -            4,259                -             4,259
Interest expenses                                   (85,224)        (118,920)      (6,761,184)       (6,965,328)
Other financial income (expense), net            (3,622,693)         126,841       (1,217,939)       (4,713,791)
Equity in net loss of affiliates                                      (8,075)                            (8,075)
Income tax benefit                                    3,645           54,082                -            57,727
                                                -----------      -----------      -----------       -----------
Net loss                                         (8,449,132)        (185,669)      (9,244,023)      (17,878,824)
                                                -----------      -----------      -----------       -----------
Total assets                                        670,591        2,247,572        2,166,930         5,085,093
                                                -----------      -----------      -----------       -----------
Capital expenditure                                 633,643                -            9,223           642,866
                                                -----------      -----------      -----------       -----------
Depreciation of fixed assets                        274,360          111,843           12,944           399,147
                                                -----------      -----------      -----------       -----------

                                           Germany            France           Israel      Other Corporate     TOTAL
Revenues                                   1,816,016          428,955          484,000                 -      2,728,971

Income (losses) from operations           (4,772,697)        (470,131)         122,000        (2,941,683)    (8,062,511)

Other income (expense)                        27,837          104,275                -         1,676,783      1,808,895
Interest revenue                                   -            4,259                -                 -          4,259
Interest expenses                            (85,224)         (20,920)         (98,000)       (6,761,184)    (6,965,328)
Other financial income (expense),
net                                       (3,622,693)         126,841                -        (1,217,939)    (4,713,791)
Equity in net loss of affiliates                   -                -           (8,075)                          (8,075)
Income tax benefit                             3,645          (50,282)           3,800                 -         57,727
                                         -----------      -----------      -----------       -----------    -----------
Net loss                                  (8,449,132)        (205,394)          19,725        (9,244,023)   (17,878,824)
                                         ===========      ===========      ===========       ===========    ===========
Total assets                                 670,591        1,578,847          668,725         2,166,930      5,085,093
                                         ===========      ===========      ===========       ===========    ===========
Capital expenditure                          633,643                -                -             9,223        642,866
                                         ===========      ===========      ===========       ===========    ===========
Depreciation of fixed assets                 274,360           64,843           47,000            12,944        399,147
                                         ===========      ===========      ===========       ===========    ===========