Form 10-Q
period 2001-03-31
CAPITAL MEDIA GROUP LTD
filed 2001-09-07
CIK 790025

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File No. 001-12739

                          CAPITAL MEDIA GROUP LIMITED
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)

                NEVADA                                       87-0453100
----------------------------------------            ----------------------------
    (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                       Identification No.)

        2 rue du Nouveau Bercy
       94220, Charenton, France
----------------------------------------            ----------------------------
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

                                Yes [X] No [_]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 5, 2001 there were 33,432,710 shares of the Common Stock issued and outstanding.

                          Part I. Financial Information


Item 1.       FINANCIAL STATEMENTS

                                                   INDEX TO FINANCIAL STATEMENTS
                                                   -----------------------------

                                                                                                                Page
                                                                                                                ----
              Consolidated Balance Sheet at March 31, 2001 (Unaudited) and December 31, 2000..................    3

              Unaudited Consolidated Statement of Operations for the three months ended March 31, 2001 and
              2000............................................................................................    4

              Unaudited Consolidated Statement of  Changes in Stockholders' Equity for the three months
              ended March 31, 2001............................................................................    5

              Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and
              2000............................................................................................    6

              Notes to Unaudited Consolidated Financial Statements............................................    7

CONSOLIDATED (UNAUDITED) BALANCE SHEET AT MARCH 31, 2001 and
DECEMBER 31, 2000

                                                           Note

                                                                              March 31,             December 31,
                                                                                   2001                     2000
ASSETS                                                                                $                        $
Cash and cash equivalents                                                       287,805                  929,913
Accounts receivable trade, net of allowances
  for doubtful accounts of $30,623                          1                 1,299,616                1,212,781
  (December 31, 2000 - $19,498)
Inventories, net                                                                206,939                  202,875
Prepaid expenses and deposits                                                   133,882                  176,460
                                                                            -----------              -----------
TOTAL CURRENT ASSETS                                                          1,928,242                2,522,029

Equity in affiliated companies                                                   91,736                   68,076
Intangible assets, net of accumulated amortization of       3
  $4,413,470 (December 31, 2000 - $4,276,276)                                 1,691,079                1,693,282

Property, plant and equipment, net                                            1,110,831                1,213,650
                                                                            -----------              -----------
TOTAL ASSETS                                                                  4,821,888                5,497,037
                                                                            ===========              ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                                              3,717,548                3,021,802
Accrued expenses                                                              1,537,013                1,464,360
Related parties loans repayable within one year             4                 5,950,984                5,733,819
Bank debt due within one year                                                 1,639,834                1,369,454
                                                                            -----------              -----------
TOTAL LIABILITIES                                                            12,845,379               11,589,435

Minority Interest in Subsidiaries                                               163,738                  382,057
                                                                            -----------              -----------
                                                                             13,009,117               11,971,492
                                                                            -----------              -----------
Commitments and Contingencies                                                         -                        -

STOCKHOLDERS' DEFICIT
Common stock - 50,000,000 shares authorized:
$0.001 par value 33,432,710 (December 31, 2000 -            6                    33,433                   33,203
  33,203,251) issued and outstanding,
Additional paid in capital                                                   66,449,469               66,449,689
133,058 shares held by subsidiary (December 31, 2000 -
  133,058) at cost                                                             (950,712)                (950,712)
                                                                            -----------              -----------


                                                                             65,532,190               65,532,180
Cumulative translation adjustment                                             7,804,162                7,205,017
Accumulated deficit                                                         (81,468,191)             (79,211,652)
Other movements                                                                 (55,390)                       -
                                                                            -----------              -----------
TOTAL STOCKHOLDERS' DEFICIT                                                  (8,187,229)              (6,474,455)
                                                                            -----------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    4,821,888                5,497,037
                                                                            ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ending March 31, 2001 and 2000

                                                                       Three months          Three months
                                                                        ended March           ended March
                                                         Note              31, 2001              31, 2000
                                                                                  $                     $
Operating revenue                                                           900,034               834,414

Operating costs
Staff costs                                                                 768,620             2,251,737
Depreciation and amortization                                               241,675               225,603
Other operating expenses                                                  1,938,857             1,748,657
                                                                       ------------          ------------
                                                                         (2,949,152)           (4,225,997)
Operating loss                                                           (2,049,118)           (3,391,583)

Other income (expense)                                                       57,930               (44,470)
Financial (expense), net                                    6              (607,363)             (873,281)
Equity in net loss of affiliates                                             23,661               (10,925)
                                                                       ------------          ------------
Loss before taxation                                                     (2,574,890)           (4,320,259)

Income tax benefit (expense)                                                      -                  (302)
                                                                       ------------          ------------
Net loss before minority interest                                        (2,574,890)           (4,320,561)

Minority interest                                                           318,351                     -
                                                                       ------------          ------------
 Net loss                                                                (2,256,539)           (4,320,561)
                                                                       ============          ============
Net loss per share
-  basic                                                                     ($0.07)               ($0.15)
                                                                       ============          ============

- diluted                                                                    ($0.07)               ($0.15)
                                                                       ============          ============

Weighted average shares - basic                                          33,317,980            28,725,695
                                                                       ============          ============

Weighted average shares - diluted                                        33,317,980            28,725,695
                                                                       ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended March 31, 2001

                                                                       Cumulative
                                                        Shares     Additional         Other
                                                       held by        paid-in     comprehensive      Accumulated        Total
                            Common stock            subsidiary        Capital   Income (deficit)         deficit
                            Shares             $             $               $                $                $               $
  Balance at            33,203,251        33,203     (950,712)     66,449,689       7,205,017       (79,211,652)     (6,474,455)
  January 1, 2001

   Shares Issued           229,459           230            -            (220)                                               10

  Translation
  Adjustment                                                                          599,145                           599,145
  Net loss                                     -            -               -               -        (2,256,539)     (2,256,539)
                                                                                                                    -----------
  Comprehensive loss                                                                                                 (1,657,384)
  Other movements                                                                                                       (55,390)
                       -----------       -------    ---------     -----------  --------------      ------------     -----------
  Balance at
  March 31, 2001        33,432,710        33,433     (950,712)     66,449,469       7,804,162       (81,468,191)     (8,187,229)
                       ===========       =======    =========     ===========  ==============      ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS for the three months ended March 31, 2001 and 2000

                                                                           Three months           Three months
                                                                                  ended                  ended
                                                                         March 31, 2001         March 31, 2000
                                                                                      $                      $
Cash flows from operating activities

Net loss                                                                     (2,256,539)            (4,320,561)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                               241,675                225,604
      Other income arising from disposal of subsidiary investments                    -                      -
      Equity in net losses of affiliates and minority interests                (242,918)                10,925
      Other non-cash items
Changes in assets and liabilities:
    (Increase) / Decrease in other assets and inventories                        38,835                (45,148)
    (Increase) / Decrease in accounts receivable                                (86,836)               329,972
    (Decrease) / Increase in accrued expenses and other liabilities             794,405              1,282,820
                                                                             ----------             ----------

Net cash used in operations                                                  (1,511,378)            (2,516,388)
                                                                             ----------             ----------

Cash flows from investing activities
Acquisition of plant and equipment                                               18,773                 (5,900)
Acquisition of intangible assets                                               (154,807)                     -
Disposal of financial assets                                                          -                      -
                                                                             ----------             ----------

Net cash (used) in investing activities                                        (136,034)                (5,900)
                                                                             ----------             ----------
Cash flows from financing activities
Increase in short term debt                                                     191,169              1,960,000
Repayment of loans                                                                    -                      -
Conversion of loans                                                                   -                      -
Issuance of shares                                                                    -                970,000
Other movements                                                                 (55,390)                     -
                                                                             ----------             ----------

Net cash provided by financing activities                                       135,779              2,930,000
                                                                             ----------             ----------

Effect of exchange rate changes on cash                                         599,145                691,470
                                                                             ----------             ----------
Net (decrease) / increase in cash and cash equivalents                         (912,488)             1,099,182
Cash and cash equivalents at beginning of period                               (439,541)            (1,425,655)
                                                                             ----------             ----------

 Net (debt) / cash and cash equivalents at end of period                     (1,352,029)              (326,473)
                                                                             ==========             ==========

Supplemental data:

Interest paid                                                                   (64,218)                58,687
Income tax paid                                                                       -                    302

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2001


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The condensed balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the Annual Report on Form 10-KSB of Capital Media Group Limited ("Company") for the year ended December 31, 2000 (the "Form 10-KSB"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-KSB.

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended March 31, 2001 and the year ended December 31, 2000, the Company incurred net losses of $2,256,539 and $13,094,754, respectively.

         At March 31, 2001, the Company had net current liabilities of $10,917,137 and its total liabilities exceeded its total assets by $8,187,229. These factors among others raise substantial doubt about the Company's its ability to continue as a going concern for a reasonable period of time. The Company anticipates that any required funding will be made available by its majority stockholder, AB Group, although there can be no assurance that the necessary funding will become available.

         The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 7, the Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain profitable and cash flow positive operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2001


3.       INTANGIBLE ASSETS

                                                                                March 31,       December 31,
                                                                                     2001               2000
                                                                                        $                  $
       Purchased broadcast licenses                                               350,850            223,642
       Computer software                                                          669,566            661,054
       Other intangible assets                                                    516,628            517,357
       Goodwill                                                                 4,567,505          4,567,505
                                                                                ---------          ---------

                                                                                6,104,549          5,969,558
       Less accumulated amortization                                           (4,413,470)        (4,276,276)
                                                                                ---------          ---------

                                                                                1,691,079          1,693,282
                                                                                =========          =========

       Goodwill, net of amortization, is as follows:


                                                                                March 31,       December 31,
                                                                                     2001               2000
                                                                                        $                  $
       Unimedia                                                                 1,098,134          1,213,446
       TopCard                                                                    307,710            336,614
       Pixel                                                                       22,690             28,945
                                                                                ---------          ---------

                                                                                1,428,534          1,579,005
                                                                                =========          =========

4.       LOANS REPAYABLE WITHIN ONE YEAR

                                                                            March 31,          December 31,
                                                                                 2001                  2000
                                                                                    $                     $
         AB Groupe S.A.                                                     5,645,050             5,488,970

         Interest accrued                                                     305,934               244,849
                                                                            ---------             ---------

         Related party loans                                                5,950,984             5,733,819
                                                                            =========             =========

The terms of AB Groupe loans are detailed in Note 7 and were received on the following dates:

                                                            $
         August 1999                                     327,338 (1)
         May 1999                                        150,000 (1)
         December 1999                                   500,000 (1)
         January 2000                                    500,000 (1)
         March 2000                                    1,000,000 (1)
         August 2000                                     278,123
         September 2000                                  133,509
         October 2000                                  2,600,000 *
         March 2001                                      156,080 (2)
                                                   ----------------
                                                       5,645,050

*In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1.00 per share as scheduled in the agreement dated October 20, 2000. The Company disputes this and believes that an agreement had been reached with AB Groupe to exercise of the 2.6 million warrants at the time the funds were received. However, until the dispute is settled, the $2.6 million received from AB Groupe is being treated as a loan in the accounts.

    (1) Loans are due in two years, bearing interest at 10% per annum, with two-year warrants to purchase shares of the common stock at an exercise price of $1.00 per share (see Note 7).

    (2) Loan was due on April 30, 2001 bearing interest at 10% per annum. AB Groupe has agreed to lend up to $800,000 for working capital. This loan is convertible into shares of common stock at $0.60 per share (see Note 7).

5.       LITIGATION

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

         Unimedia has two minority shareholders (Oradea and Roland Pardo) who have unsuccessfully brought numerous legal actions against Unimedia and/or its management before a French Court. Oradea and R. Pardo have also brought a legal action before the Court of England against Gilles Assouline with respect to their investments in both Unimedia and ActivCard. The Court has favorably considered an application to dismiss the claim filed by Gilles Assouline, who believes that he has strong and valid defenses. However there can be no assurance as to the outcome of this claim. The Company is indemnifying Mr. Assouline with respect to this matter.

         In June 2000, Onyx+, which was planning to broadcast its digital channels directly from Germany, signed a service agreement with Mediagate. As a result of the numerous delays taken by the cable operators with respect to the development of digital cable services in Germany combined with the failure of certain conditions precedent to the use by Onyx+ of the services provided by Mediagate, this agreement never became applicable. Mediagate has taken the position that Onyx+ was obligated under the contract and has been invoicing Onyx+ at a monthly rate of DM 430,000 (approximately $195,000) starting January 2001.

         Onyx+ has and will continue to vigorously dispute these invoices. Accordingly, there can be no assurance as to the outcome of Onyx+'s dispute with Mediagate.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the three months ended March 31, 2001

6.       CAPITAL STRUCTURE

6.1      COMMON STOCK PURCHASE WARRANTS

         The Company had the following issued and vested warrants to purchase common stock outstanding at March 31, 2001 and December 31, 2000:

Description                           March 31,          Exercised           Granted           December 31,
                                           2001                                                        2000
Warrants for common stock               633,914              -                  -                   633,914
Exercisable at $40.00
Warrants for common stock                51,119              -                  -                    51,119
Exercisable at $31.25
Warrants for common stock               129,767              -                  -                   129,767
Exercisable at $25.00
Warrants for common stock             6,537,339              -                  -                 6,537,339
Exercisable at $1.00   (1)       ______________       ______________      ______________      _____________
                                      7,352,139              -                  -                 7,352,139

         (1) includes 1,787,339 warrants issued and vested to AB Groupe, including 2.6 million warrants which the Company asserts AB Groupe agreed to exercise (see Note 4), 1,600,000 issued and vested to Diamond Productions and 150,000 warrants issued and vested to Superstar Ventures ("Superstar").

For a description of the terms of the outstanding warrants, see Note 13.1 of Notes to Consolidated Financial Statements in the Form 10-KSB.

6.2      COMMON STOCK PURCHASE OPTIONS

                          Description                          Outstanding at     Granted /     Outstanding at
                                                               March 31, 2001     Vested         December 31,
                                                                                                    2000
    Executive officers options exercisable @ $5.70                   37,500             -
    of which vested                                                  37,500             -               37,500
                                                                                                        37,500
    Officers options exercisable @ $25.00 fully vested               30,000             -               30,000
    Executive officers options exercisable @ $3.50                  400,000             -
    of which vested                                                 239,997             -              400,000
                                                                                                       239,997
    Non-employee directors options exercisable @
    $3.50 fully vested                                               50,000             -               50,000

                                                             -------------------------------------------------
    Total exercisable                                               517,500             -              517,500
                                                             =================================================

For a description of the terms of the outstanding options, see Note 13.2 of Notes to Consolidated Financial Statements in the Form 10-KSB.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the three months ended March 31, 2001

6.3      ISSUANCE OF COMPANY SHARES

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
                           =========         =========         =========        =========       =========

         The terms and conditions of this proposed share issuance were recommended by the audit committee of the Company's board on March 17, 2000. In concluding this price to be the fair value for the shares, the audit committee took into consideration the level of funding of the Company required until the end of 2000 and the poor level of trading activity of the Company's shares on the market (making, in their view, the market price of the Common Stock unreliable as a factor in determining value). These warrants (other than those relating to the shares issued to FA Television Holdings) expired unexercised on December 31, 2000.

         On April 21, 2000, the Board authorized the issuance of up to 500,000 shares to each AB Groupe and Superstar at $1.50 each prior to July 2000. Of these shares, 780,000 shares were effectively issued and paid. AB Groupe and Superstar purchased 480,000 and 300,000 new shares, respectively, out of which an aggregate number of 280,000 shares were effectively subscribed for prior to June 30, 2000 and 500,000 shares were effectively subscribed for in July 2000.

         In September 2000, Superstar exercised 650,000 warrants and 650,000 shares of common stock were issued by the Company to Superstar.

         In October 2000, FA Television Holdings LLC, a joint venture company among Allied Capital, Gilles Assouline and Michel Assouline, subscribed to purchase 600,000 shares of common stock for an aggregate purchase price of $840,000 with all such shares being issued from the 6.5 million shares reserved for certain shareholders including the management in March 2000. In October 2000, 600,000 new shares of the Company were issued to FA Television Holdings LLC. By a board decision of September 25, 2000, the Company agreed to register these shares.

         After all of these share issuance's, March 31, 2001 the Company has 33,432,710 shares of common stock outstanding and AB Groupe's and Superstar's stock holding represented 53.6% and 31.29%, respectively. Including warrants and options, the total potential number of shares would be 41,302,350.

6.4 The fair value of the options and warrants issued is calculated using the Black-Scholes option-pricing model at the date of grant which takes into account the stock price at the grant date, the exercise price, the expected life of option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS For the three months ended March 31, 2001

       This date is summarized in the table below:

       ---------------------------------------------------------------------------------------------
                                     Stock compensation and third            Debt issued
                                           parties warrants                 with warrants
                                              or options
       ---------------------------------------------------------------------------------------------
       Dividends yield                            0                               0
       ---------------------------------------------------------------------------------------------
       Expected volatility                     45-50                           45 -50 %
       ---------------------------------------------------------------------------------------------
       Interest rate                        4.59% - 6.58%                  5.38 % - 6.48 %
       ---------------------------------------------------------------------------------------------
       Expected life                        0,2 - 3 years                      2 years
       ---------------------------------------------------------------------------------------------
       Marketability discount                    75%                              75%
       ---------------------------------------------------------------------------------------------
       Fair value                             $1,744,744                       $230,757
       ---------------------------------------------------------------------------------------------


7.       LIQUIDITY AND CAPITAL RESOURCES

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

         In March 2000, AB Groupe loaned the Company an additional $1,000,000 for working capital. The loan is due in March 2002 with interest of ten percent (10%) per annum. In connection with the loan, the Company granted AB Groupe a warrant exercisable in March 2002 to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share.

         On April 21, 2000, the Company's Board of Directors authorized the issuance of up to 500,000 shares to each AB Groupe and Superstar at $1.50 each prior to the end of July 2000. Out of these, 780,000 shares were effectively issued and paid. AB Groupe and Superstar purchased 480,000 new shares and 300,000, shares respectively, out of which an aggregate number of 280,000 shares were effectively subscribed for prior to June 30, 2000 and 500,000 shares were effectively subscribed for in July 2000.

         On September 25, 2000 the Board of the Company authorized a euro 38.9 million capital injection into Onyx to be funded through (i) a short term loan from AB Groupe in the amount of euro 36,200,000 and (ii) the exercise by AB Groupe of 2.6 million warrants at $1 each resulting in the issue of 2.6 million new shares of the Company's Common Stock pursuant to an agreement entered between the Company and AB Groupe on October 20, 2000. Euro 36.5 million were wired by the Company into the Onyx capital reserve and euro 2.4 million of new Onyx shares were subscribed by the Company for a total funding consideration of euro
         38.9 million in the aggregate. After this capital increase, the Company directly owned 66.7% of Onyx while its wholly owned subsidiary CM (UK) owned 33.33% of Onyx.

   NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
   For the three months ended March 31, 2001

   On September 25, 2000, Superstar exercised 650,000 warrants and 650,000 shares of Common Stock were issued by the Company to Superstar.

   In October 2000, FA Television Holdings LLC, a joint venture Company among Allied Capital, Gilles Assouline and Michel Assouline, subscribed to purchase 600,000 shares for an aggregate purchase price of $840,000. See Note 6.3.

   In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1 as scheduled in the agreement dated October 20, 2000. See Note 4. The Company disputes this and believes that an agreement had been reached with AB Groupe to exercise of the 2.6 million warrants at the time the funds were received. However, until the dispute is settled, the $2.6 million received from AB Groupe is being treated as a loan in the Company's accounts.

   In February 2001, the Company accepted a funding proposal from AB Groupe to loan the Company US $800,000, which funds were required to support the Company's operations. The loan bears interest at 10% per annum and was due on April 30, 2001. Since the loan was not repaid by that date, it is, at AB Groupe's option, convertible into shares at a conversion price of US $0.60 per share. The Company is currently exploring alternative funding solutions and available capital formation options to repay this loan and to otherwise meet the Company's working capital requirements.

   In June 2001, AB Groupe agreed to loan the Company up to Euro 3.5 million for working capital. The loan is a one-year loan with interest at the rate of 10% per annum.

8. CHANGE IN ACCOUNTING POLICY

   As of January 1, 2000 the Company has adopted the recognition provisions of SFAS No. 123 - "Accounting for Stock Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options. The recognition provisions of SFAS 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are significantly modified. The adoption of SFAS 123 resulted in non-cash charges to operations of $1,744,744 in 2000. The Company applied Accounting Principles Board option No. 25 - Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options, prior to January 1, 2000.

   Since the application of FAS 123 represents a change in accounting policy, the impact on the quarterly consolidated statement of operation previously published is as follows:


                                                   As published  As recalculated
   Three months ended March 31, 2000
   Staff cost                                         (657,889)     (2,251,737)
   Operating loss                                   (1,797,735)     (3,391,583)
   Financial expense net                              (855,281)       (873,281)
   Loss from continuing operations before taxation  (2,708,411)     (4,320,259)
   Net loss                                         (2,708,713)     (4,320,561)
   Net loss per share basic and diluted                $(0.09)          $(0.15)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information included herein should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q. Certain of the data contained herein includes forward looking information and results could differ from that set forth below. This discussion and analysis should be read in conjunction with the information contained in the Form 10-KSB.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Operating revenues for the three months ended March 31, 2001 were $900,034, an increase of $65,620 (7.9%) compared to operating revenues of $834,414 for the same period in 2000. Revenues at Onyx Television and Onyx+ for the three months ended March 31, 2001 totaled $614,996, compared to $633,605 for the same period in 2000, an decrease of 2.94%.

Operating costs, including staff costs, depreciation and amortization totaled $2,949,152 for three months ended March 31, 2001 compared to $4,225,997 for the three-month period ending March 31, 2000. First quarter 2000 operating expenses includes $1,593,848 in non-cash stock based compensation. See Notes 6.3 and 8 of Notes to the Unaudited Consolidated Financial Statements. Without these costs, operating costs increased approximately $317,000, or 12%, from period to period.

Financial expense for the three months ended March 31, 2001 was $607,363 (including an exchange loss of $500,766), compared to $873,281 (including an exchange loss of $749,720) for the same period in 2000, a decrease of $265,928. Interest expense (excluding exchange losses) was relatively flat from period to period.

As a result of the above factors, the Company incurred a loss of $2,256,539 for the three months ended March 31, 2001, compared to $4,320,561 for the same period in 2000, a decrease of $2,064,022.

The net loss per share for the three months ended March 31, 2001 (basic and diluted) was $0.07, compared to a net loss per share (basic and diluted) of $0.15 for the three months ended March 31, 2000. Weighted average shares outstanding basic and diluted were 33,317,980 for the three months ended March 31, 2001, compared to 28,725,695 for the corresponding period in 2000.

Financial Condition. Liquidity and Capital Resources

         General

The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, the Company has financed its capital requirements through sales of equity securities and through debt financing. Since inception through March 31, 2001, the Company has incurred an accumulated deficit of approximately $81.5 million, principally related to the launch and operation of Onyx. At March 31, 2000, the Company had a negative working capital of $8.2 million.

The Company will require significant financing over the next twelve months in order to remain a going-concern, the amount of which will depend in part on the revenues generated by the Company. There can be no assurance that the Company will be successful in securing the necessary funds to finance its operation through 2001. Funding is expected to come from AB Groupe, the Company's majority stockholder, although there can be no assurance that AB Groupe will fund the amounts required.

         Other Matters

         David Ho, a director and 31.3% beneficial owner of the Company, has disputed certain recent actions taken by the Company and the propriety of certain recent actions taken by AB Groupe with respect to the Company, including actions relating to the management, the funding and the operations of the Company and to the provision of services to the Company (including charges therefore). AB Groupe strongly disagrees with David Ho's allegations. The Company, AB Groupe and David Ho have discussed these issues in an effort to resolve them to the satisfaction of all parties. To date, this dispute has not been resolved, but has not resulted in any litigation. However, there can be no assurance that litigation will not result in the future or that this dispute will not have an adverse effect on the Company.

         Certain of the Company's directors have disputed the Company's determination that the 6.5 million options granted in 2000 were compensatory in nature, or, even if compensatory, whether they had any value. There can be no assurance as to the impact of this dispute on the Company.

         In June 2000, David Ho, on behalf of himself and entities under his control, including Superstar Ventures, granted AB Groupe S.A. an option to purchase all of the 10,279,983 shares of the Company's common stock owned by them for $0.70 per share. The option expires on [August 15, 2001].

         Equity Offerings by Capital Media

         For information regarding issuances of Company securities during 2000 and 2001, see Note 6 of Notes to Unaudited Consolidated Financial Statements and the Form 10-KSB.

         Liquidity and Capital Resources

         The Company believes that additional capital will be required, along with anticipated revenues, to fund operations for the next 12 months. The Company anticipates that the required funding will be made available by its majority stockholder AB Groupe, although there can be no assurance that the necessary funding will become available, particularly in light of certain disputes (see above). Further, required amounts of funding will be impacted in part by the level of revenues achieved, particularly at Onyx. The Company will likely issue additional shares of Common Stock, or shares of the capital stock of its subsidiaries, to meet capital requirements.

Item 2.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risks due to changes in currency exchange rates. The Company's revenues and net worth are affected by foreign currency exchange rates because its subsidiaries do business in various countries and because each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries' financial results are impacted by the value of the U.S. dollar at a time of the translation. A uniform 10% strengthening as of January 1, 2000 in the value of the dollar would have resulted in reduced revenues of $253,409 million for the year-ended December 31, 2000. A uniform 10% strengthening as of January 1, 1999 in the value of the dollar would have resulted in reduced revenues of $248,063 for the year-ended December 31, 1999. A uniform 10% strengthening as of December 31, 2000 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $48,911. A uniform 10% strengthening as of December 31, 1999 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $76,807. The Company periodically evaluates the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. The Company attempts to mitigate its foreign exchange exposures by maintaining assets in the exposed currency wherever possible. The Company finds it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses.

                           PART II - Other Information


Item 1.  Legal Proceedings

                  For information regarding the status of the Company's currently outstanding litigation, see Note 5 of Notes to Unaudited Consolidated Financial Statements included herein and Item 3. "Legal Proceedings" in the Form 10-KSB.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                  SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of September, 2001.

                                               CAPITAL MEDIA GROUP LIMITED




                                               BY: /s/ Gilles Assouline
                                             -----------------------------------
                                               Gilles Assouline, President and
                                               Chief Executive Office