Form 10-K
period 2001-12-31
CAPITAL MEDIA GROUP LTD
filed 2002-10-01
CIK 790025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          For the fiscal year ended December 31, 2001

                                       OR

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          For the transition period from __________ to __________

                          Commission File No. 001-12739

                           CAPITAL MEDIA GROUP LIMITED
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                 87-0453100
    -------------------------------            ----------------------------
    (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                 Identification No.)

        In Mediapark 6B 50670
         Cologne, Germany
   -------------------------------             ----------------------------
   (Address of Principal Executive                     (Zip Code)
            Offices)
                              011-49-22-157-437-600
                              ---------------------
                           (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

         TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE
         -------------------                        ---------------------
                                                      WHICH REGISTERED
                                                      ----------------
           Not Applicable                                  None


         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
         --------------------------------------------------------------
                          Common Stock, $.001 par value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002, there were 33,432,710 shares of the Common Stock issued and outstanding.

            Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]

                           CAPITAL MEDIA GROUP LIMITED
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I.
Item 1.           Business                                                                                     1
Item 2.           Properties                                                                                   9
Item 3.           Legal Proceedings                                                                            9
Item 4.           Submission of Matters to a Vote of Security Holders                                          9

PART II.
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters                       10
Item 6.           Selected Financial Data                                                                     12
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations       13
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk                                  19
Item 8.           Financial Statements and Supplementary Data                                                 19
Item 9.           Disagreements with Accountants on Accounting and Financial Disclosure                       19

PART III.
Item 10.          Directors and Executive Officers of the Company                                             20
Item 11.          Executive Compensation                                                                      23
Item 12.          Security Ownership of Certain Beneficial Owners and Management                              25
Item 13.          Certain Relationships and Related Transactions                                              26

PART IV.
Item 14.          Exhibits, Financial Statements Schedules, and Reports on Form 8-K                           28


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO "CAPITAL MEDIA," "US," "WE" AND "OUR" IN THIS ANNUAL REPORT ON FORM 10-K INCLUDES CAPITAL MEDIA GROUP LIMITED AND ITS SUBSIDIARIES. THIS ANNUAL REPORT ON FORM 10-K CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENT REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, OUR ABILITY TO FINANCE OUR OPERATIONS AND MAINTAIN OR INCREASE THE DISTRIBUTION OF ONYX TELEVISION ON GERMAN CABLE SYSTEMS, THE ABILITY TO INCREASE ONYX TELEVISION'S ADVERTISING REVENUES, CHANGES IN COSTS OF PROGRAMMING, AND MATTERS RELATING TO ONYX TELEVISIONS' RELATIONSHIP WITH THE GERMAN MEDIA AUTHORITIES HAVING JURISDICTION OVER ONYX TELEVISION, AS WELL AS GENERAL MARKET CONDITIONS AND COMPETITION. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

GENERAL

         Our primary business is the broadcasting operation of Onyx Television GmbH ("Onyx"), a music and entertainment television station in Germany dedicated to adults. Onyx generates revenues primarily from the sale of advertising and teleshopping space. During 2001, we undertook a significant restructuring of Onyx in order to improve its operating performance. Such restructuring involved cost reductions as well as a more focused allocation of our resources and efforts to increase revenues.

         We also own an interest in a joint-venture company, Onyx Plus GmbH ("Onyx+"). Onyx+ was formed in 2000 following our decision to develop and launch thematic channels for the German digital market. Our joint venture partner in Onyx+ is our majority shareholder, Groupe AB, S.A. ("AB Groupe"). During 2001, our and AB Groupe's development of Onyx+ remained on hold because of delays in the development of the digital television market in Germany. To date, Onyx+ has not launched any channels, nor are such channels expected to be launched in the foreseeable future.

         In December 2001, following our decision to allocate our limited financial resources to our media activities, we sold our technology activities to Gilles Assouline, our former Chairman and Chief Executive Officer. See "Sale of Technology Activities" below.

         The operations of Onyx continue to be cash flow negative, and are expected to be cash flow negative for the foreseeable future. As a result, we anticipate needing significant additional financing over the next twelve months in order to remain a going-concern, the amount of which will depend in part on the revenues generated by us from our operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" for a discussion regarding the sources of capital available to meet our working capital requirements and the risks associated with the availability of such funding.

         Over the next twelve months, we intend to focus on improving the current operations of Onyx and maintaining its existing distribution. In that regard, we intend to make efforts to reposition the channel so that it is clearly perceived in the market to be a music channel. Further, we intend to seek to identify and bring to Onyx an appropriate German media or financial partner. There can be no assurance that an arrangement will be reached with a German partner or regarding the terms of any such agreement.


ONYX

         Overview

         Onyx commenced broadcast operations in January 1996. Its broadcasting signal is currently received in approximately 11.5 million cable analogue homes in Germany and an indeterminate number of satellite homes (estimated to be approximately 2.5 million) in Germany, France, Italy and other surrounding countries. Onyx is broadcast from the facilities of AB Groupe. AB Groupe is a leading supplier of thematic channels to the digital pay TV market in France. AB Groupe's channels are distributed through a variety of pay-TV operators, including French satellite operators, as well as through cable operators in France, Switzerland and Belgium. AB Groupe's channels are provided to approximately 22.9 million subscribers.

         Sales

         Onyx's revenues are generated primarily from the sale of advertising and teleshopping spots. As part of our recent restructuring of Onyx's operations, the channel's advertising sales team was reinforced. Additionally, in February 2001, Onyx entered into a 3-year teleshopping deal with RTL Shop generating a minimum guaranteed revenue of (euro)2 million per year for Onyx as payment for a three hour daily spot originated by RTL Shop. The amount to be received by Onyx under its agreement with RTL Shop is directly linked to Onyx's level of distribution.

         The German advertising market is one of the largest advertising market in Europe. Total advertising spend in Germany amounted to (euro)17 billion in 2001. Television advertising sales represented approximately 44.4% of this revenue with press advertising representing 47.3%. The German television advertising market, similarly to other European markets, actually decreased in 2001, falling by 5.2% (Source: AC Nielsen S+P).

         We believe that advertising and teleshopping will continue to be the main sources of revenues for Onyx. In addition to providing access to cable households in general, we believe that in the future, Onyx will be attractive to advertisers and teleshopping specialists because it offers a cost effective means of reaching its target audience. We also believe that distribution capacity, marketing and audience awareness and an effective advertising sales force, are key to achieving success in the advertising sales market.

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

         Programming

         Onyx's programming consists of a variety of music videos and events and other programming appealing primarily to an audience ages 14 to 49. During the course of 2001, Onyx broadened the focus of its programming format to increase its viewing audience. The Onyx "music only" format has been progressively transformed into a "music entertainment" programming. In November 2001, the channel was effectively "relaunched" with a new brand image, presenters and programming schedule.

         Programs for Onyx are acquired from a variety of sources or produced internally. Acquired programming includes music videos, concert footage and other live performance material. Record companies and the music industry supply this programming to Onyx for a variety of fees ranging from nominal handling charges for videos to negotiated license fees for concerts. In addition, Onyx typically pays author royalties based on a percentage of its revenues. Onyx's internal productions include interviews and topical specials that range from profiles of specific artists to genre defined shows.

         Onyx had previously planned to include movies in its programming and, to this effect, entered into an agreement in September 2000 with Kinowelt Medien AG ("Kinowelt"), a large movie distributor in Germany. However, this agreement was terminated in April 2001 due to disappointing results in terms of advertising sales and also because certain local media authorities informed Onyx that they may not view these programming changes favorably.

         Onyx also operates an internet site (www.onyx.tv) which combines background information on the Onyx channel together with information of general interest (weather reports, news, financial news, movie releases, etc.), personal services (E-mail, SMS messages, discussion forums, etc.) and shopping. The activities of this site, which had previously been managed internally, has been subcontracted since February 2002.

         Onyx intends to maintain a high quality content and technical presentation. Onyx also expects to work with AB Groupe in developing programming that attracts new viewership and increases the frequency of viewing for its current audience. We also plan to use the Onyx's web site to assist in promoting the channel among potential viewers.

         Target Market and Distribution

         Our target audience in Germany for Onyx's programming is adults in the 14 to 49 year old age group. The target audience is believed to be one of the largest demographic segments in Germany. We believe that the members of our target audience watch more television than any other demographic group in Germany. We also believe that the purchasing power of our target audience is often high, which we believe should attract advertisers in the future for our programming.

         Germany is the largest cable television market in Europe, with a population of over 82 million people and approximately 38.1 million households. The German cable television market is substantially built-out. As of December 31, 2001, analogue cable television systems was distributed to approximately 77.5% of the households in Germany (Source: GfK). Additionally, Germany has an estimated 12.7 million homes served by direct-to-home Satellite Delivered Television Services and Satellite Master Antenna Television systems.

         As of December 31, 2001, 2000 and 1999, respectively, Onyx's broadcast signal was distributed to approximately 11.9 million, 11.5 million and 10.3 million cable homes in Germany. On certain cable services, Onyx shares broadcasting time with one or more channels and is not available throughout the day to subscribers in these homes. In addition to cable distribution, Onyx's signal is received by an indeterminate number of homes in Germany (estimated to be approximately 2.5 million), which are covered by direct-to-home satellite systems.

         Onyx's cable distribution primarily results from negotiations with various cable operators to which Onyx pays carriage fees. Onyx has recently been informed that the upgrade of the cable network in Nord-Rhein Wesphalia ("NRW") where Onyx has developed approximately 40% of its national analogue distribution may result in a proposition from the main cable operator to transfer Onyx to their new digital service in 2003. In April 2001, Onyx reached an agreement with the cable operator on a technical solution which would enable the continued distribution of the channel within the analogue service.

         In May 2002, the local media authority in NRW informed Onyx that there was a strong risk that the outcome of their channel ranking process would result in Onyx losing its cable distribution in that region to a new channel. This authority recommended that Onyx negotiate a temporary distribution sharing arrangement with a channel entitled XXP, thereby enabling the Commission to postpone its decision until the application of a new media bill, which was under debate in the regional Parliament at that time. In June 2002, this new media law was enacted (see "Government Regulation").

         As a result, Onyx entered into a six-month agreement with XXP which grants this channel Onyx's distribution in this region between 7:00 pm and 12:00 pm on a daily basis with the exception of Saturdays when XXP's time slot is between 7:00 pm and 10:00 pm. This agreement became effective on July 1, 2002.

         There can be no assurance that Onyx will be able to maintain its current or any distribution in NRW. The failure to maintain such distribution could have a material adverse effect on the Company's business and results of operations.

Service Agreement With AB Groupe

         Our majority stockholder, AB Groupe, provides technical services to Onyx, including, among other services: (1) the use of a transponder capacity on a EUTELSAT satellite, (2) uplink facilities, (3) all transmission services to the cable head ends of each of the German cable television networks over which our programming is broadcast, and (4) the use of a master control room and other transmission facilities required to operate Onyx. Additionally, AB Groupe provides us with certain executive management services.

         Under our agreement, we pay (euro) 98,168 per month to AB Groupe to provide these services, and we believe that this agreement is at least as favorable to us as could be received from an unaffiliated third party. We believe that our relationship with AB Groupe will remain critical to us in the future.


ONYX+

         In late 1999, Onyx and AB Groupe were granted a license by the German Media Authorities to broadcast five and seven digital cable channels, respectively. In June 2000, AB Groupe and Onyx co-founded Onyx+, a 50/50 joint venture dedicated to the development and the broadcast of thematic channels for the digital television market in Germany. AB Groupe and Onyx contributed their licenses for a total of 12 channels to Onyx+. During the course of 2000, Onyx+ prepared new formats and signed distribution contracts with two German cable-operators for certain of these licensed channels. Indeed, unlike the analogue cable television market where channels usually pay carriage fees to cable operators, digital channels are expected to earn fees from cable services.

         However, the launch of the Onyx+ channels in Germany initially planned for September 2000 was cancelled because of the slower than expected development of the digital television market in Germany. As a result, the development of Onyx+ remained on hold during 2001 and 2002 and the acquisition by Onyx+ of programming rights purchased and invoiced by AB Groupe during the course of 2000 was cancelled. There can be no assurance as to whether a digital cable television market will develop in Germany sufficient to allow us to launch any one or more of the Onyx+ channels.

         In June 2001, as part of our plans to simplify our corporate structure, we acquired the 50% stake of Onyx+ which was previously held by Onyx.

         Digital Cable Television has only recently been introduced in Germany. While digital services have been launched on a very small number of networks, subscriber numbers remain insignificant. We cannot assure you that this type of service will be accepted by the German viewing market, nor that any of our digital channels, if launched, will be successful. In addition, the development of this market strongly depends upon progress made on the privatization of the Deutsche Telekom cable networks, which has experienced significant delays, and on the conversion of the cable networks to digital transmission.

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

         The number of channels available to a cable system in Germany is currently limited by analogue technology to 30 to 35. In addition to its discussions with individual cable operators, the distribution of Onyx is dependent in part upon maintaining its approval and good relations with each of the LMAs who have agreed to allow broadcast of Onyx on the cable system in their area (both to maintain existing distribution and to seek additional distribution on those cable systems). Decisions on distribution are made annually by each LMA, and some of the changes made to our programming grid may impact the decision of any particular LMA. In addition, there is, at any time, a number of channels competing with Onyx for distribution. Therefore, we cannot assure you as to the level of distribution which Onyx might obtain and maintain in any year and from year to year.

         Onyx originally received its broadcast license from the state of Rhineland Pfaltz. In 1999, Onyx was reissued its broadcast license by the state of NRW, which allowed Onyx to move its headquarters to Cologne.

         In September 1999, Onyx and AB Groupe received licenses for an aggregate of 12 channels on the German digital cable network from the German national media authority. However, because of the slower than expected development of the digital television market in Germany, Onyx+ has not launched any of its channels, nor are such channels expected to be launched in the foreseeable future.

         Further, as the German digital cable television market develops and Deutsche Telekom continues to divest parts of its cable network, it is possible that certain LMA's may force the channel to transfer from the existing Analogue services into a digital service (to the extent that a digital service develops). If this occurs, particularly in NRW, where Onyx has developed 40% of its national distribution, it could significantly reduce Onyx's total distribution and thereby adversely affect our results of operations.

         In June 2002, a new media law was enacted in NRW, which provides notably, for a reduction in the role of local media authority's in the determination of the channels to be distributed by the cable services in this region. According to the provisions of this new law, the authority will have the power to determine a certain number of "must-carry" channels, with the remaining channels to be chosen by the cable operator. The impact of these changes on Onyx's distribution is as of yet uncertain.

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

         Germany also has regulations requiring that a particular percentage of programming be produced or originated in local markets, which may affect us in the future. Further, Onyx may in the future seek to expand in other countries. This expansion may subject Onyx to substantial additional government regulation in these countries.

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

CORPORATE STRUCTURE

         We directly own 98% of Onyx, while our wholly owned subsidiary, Capital Media (UK) Ltd ("CM(UK)"), holds the remaining 2% of Onyx. We also directly own 50% of Onyx+.

DISPOSAL OF TECHNOLOGY ACTIVITIES

         In December 2001, we sold our technology interests to Mr. Gilles Assouline, our former Chairman and Chief Executive Officer. These activities comprised Unimedia S.A., a holding company based in France, and two operating subsidiaries:

         (1) Pixel Ltd, an Israeli company, specialized in computer graphic and 3D animation for TV packaging, digital broadcasting and special effects; and

         (2) TopCard S.A., a French company, which has developed secured access smart card technology.

         Pursuant to the terms of the agreement with Mr. Assouline, we sold our 98.33% interest in Unimedia in return for nominal consideration and a share in the proceeds from any sale of TopCard during the two year period following the agreement. We also waived our rights with regard to our previous financing of Unimedia in return for deferred payments in the event of an improvement in the operating performance of TopCard. As a result of the sale of our technology activities, we recorded a capital loss of approximately $1.3 million in our consolidated financial statements for 2001.

MINORITY INTEREST IN BLINK TV

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

         We previously owned a 50% interest in Blink. In December 1999, we sold our 50% interest in Blink to RCL Communications for a nominal sum and converted our British Pounds 130,000 (approximately $200,000) of existing loans to Blink into new redeemable equity. Following this change we owned approximately 19% of Blink, which was reduced to 17% in September 2000 when Blink converted certain of its debt to equity. If successful in the future, Blink will have to repay the monies that we converted into equity back to us. There can be no assurance that this will ever occur.

PERSONNEL

         As of June 30, 2002, we had 33 permanent employees, 31 of whom were employed by Onyx and 2 of whom were employed by Capital Media. During the fiscal 2001, we reduced our headcount by 15 employees in connection with our efforts to cut costs and by 16 directly as a result of the sale of the technology activities. We believe that our relationship with our employees remains good. None of our employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         Our agreement with Unimedia, under which the latter allocated office space and human resources to us, was terminated in connection with the sale of our technology activities. We have since entered into an agreement with Onyx to share the office space that Onyx leases in Cologne, Germany. For information regarding our financial obligations under our leases, see Note 9 to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful while in July 1998 the court ruled in favor of Onyx. The plaintiff appealed against the ruling and claimed (euro)85,900 ($85,300) in respect of his 1997 salary. In December 2001, the plaintiff increased his claim to a total of (euro)333,000 ($330,674), which includes his salary for 1998 and 1999, as well as an indemnity related to his departure. In June 2002, the court ruled in favor of the plaintiff. Onyx intends to appeal this decision and believes that it has valid defenses and offsets to this claim. However, there can be no assurance as to the outcome of the matter.

         Unimedia has two minority shareholders (Oradea and Roland Pardo) who have unsuccessfully brought numerous legal actions against Unimedia and/or its management. To date, all such claims have been unsuccessful. We have agreed to indemnify our former chairman and CEO, Gilles Assouline, with respect to this matter.

         In June 2000, Onyx+, which was planning to broadcast its digital channels directly from Germany, signed a service agreement with Mediagate. As a result of the numerous delays taken by the cable operators with respect to the development of digital cable services in Germany combined with the failure of certain conditions precedent to the use by Onyx+ of the services provided by Mediagate, this agreement never became applicable. Mediagate has taken the position that Onyx+ was obligated under the contract and has been invoicing Onyx+ at a monthly rate of (euro) 219,860 ($195,000) starting January 2001. Mediagate has brought legal action against Onyx+ with respect to its non-payment of these invoices and for breach of contract. While Onyx+ has and will continue to vigorously dispute the application of this agreement, there can be no assurance as to the outcome of the litigation with Mediagate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to the vote of the security holders during fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

         Our common stock is quoted in the "Pink-Sheets" maintained by the National Quotations Bureau under the symbol "CPMG.PK.". We do not believe that there is an active trading market for our common stock at this time.

         The following table sets forth, for the calendar quarters indicated, the range of high and low closing bid prices per share of our common stock. The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs on any closing commission to the broker dealer. The prices do not necessarily reflect actual transactions.


                                                               High       Low
                                                              ------    -------

2000

         - First Quarter                                      $3.125     $1.875
         - Second Quarter                                      2.500      2.187
         - Third Quarter                                       1.750      0.875
         - Fourth Quarter                                      1.125      0.080
2001

         - First Quarter                                       0.344      0.090
         - Second Quarter                                      0.780      0.020
         - Third Quarter                                       0.020      0.020
         - Fourth Quarter                                      0.020      0.020
2002

         - First quarter                                       0.020      0.020
         - Second Quarter                                      0.070      0.070
         - Third Quarter (until September 30, 2002)            0.070      0.070



         As of the date of this Form 10-K, we have 300 stockholders of record. Additionally, we have at that date an indeterminable number of stockholders who own their shares in street name through brokerage firms.

         Because our common stock is not quoted on the NASDAQ Small Cap Market, the common stock is subject to certain regulations of the Securities and Exchange Commission which impose sales practice requirements on broker-dealers because our common stock has a market price of less than $5.00 per share. For example, broker-dealers selling our securities are required, before effecting any transaction, to provide their customers with a document which discloses the risks of investing in our common stock. Furthermore, if the person purchasing our securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risks of transactions in our securities, which could limit the number of potential purchasers of our securities. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock.

COMMON STOCK PURCHASE WARRANTS

         At December 31, 2001, we had the following warrants to purchase common shares outstanding:

Description                                                              Number
-----------                                                            ---------
Warrants to purchase Common Stock at $40.00 per share                    633,914
Warrants to purchase Common Stock at $31.25 per share                     51,119
Warrants to purchase Common Stock at $25.00 per share                    129,767
Warrants to purchase Common Stock at $1.00 per share                   3,150,000
Warrants to purchase Common Stock at $0.60 per share                   1,073,933

         All of the outstanding warrants at $40.00 per share, $31.25 per share and $25.00 per share will expire on January 19, 2003. The warrants listed above include 3,250,000 warrants issued to our directors, executive officers and employees for their service to Capital Media.

         In July 2002, in connection with the resolution of outstanding issues between the Company and AB Groupe, the parties entered into an agreement whereby
2.6 million warrants to purchase common stock were deemed to have been exercised by AB Groupe at an exercise price of $1.00 per share.

COMMON STOCK PURCHASE OPTIONS

         At December 31, 2001, the following options to purchase common shares outstanding were granted and fully vested:

Description                                                               Number
-----------                                                              -------
Options to purchase Common Stock at $25.00 per share                      30,000
Options to purchase Common Stock at $ 5.70 per share                      37,500
Options to purchase Common Stock at $ 3.50 per share                     316,665
  Of which 266,665 were granted to executive officers and 50,000 were granted to non employee directors

                                                                         -------
                                                             Total       384,165

DIVIDEND POLICY

         We have never declared a cash dividend on our common stock. Our board anticipates that for the foreseeable future earnings if any, will be retained for use in the business, and no cash distributions will be made on our common stock. The payment of future cash dividends, if any, will be at the discretion of our board and will depend upon earnings, our financial requirements and such other factors as our board deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         THE FOLLOWING SELECTED INFORMATION HAS BEEN DERIVED FROM OUR FINANCIAL STATEMENTS. THE FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 INCLUDED ELSEWHERE HEREIN HAVE BEEN AUDITED BY OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. THIS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," WHICH ARE INCLUDED ELSEWHERE IN THIS FORM 10-K.

                                          -----------------------------------------------------------------------------
                                                                 Fiscal Year Ended December 31,
                                          -----------------------------------------------------------------------------
                                                2001             2000        1999, as        1998         1997, as
                                                                             restated                     restated
-----------------------------------------------------------------------------------------------------------------------
     STATEMENT OF INCOME DATA                            $              $            $              $               $

Operating Revenues ....................          4,358,767      2,787,500    2,728,971      2,468,490       1,286,076
Operating Costs .......................        (11,671,158)   (15,502,235) (10,791,482)   (13,321,228)    (16,241,460)
                                          -----------------------------------------------------------------------------

Operating Loss ........................         (7,312,391)   (12,715,035)  (8,062,511)   (10,852,738)    (14,955,384)

Equity in net loss of affiliates ......                  --       (44,650)      (8,075)      (150,808)       (251,550)
Financial income (expense) net ........         (2,158,680)      (701,323) (11,674,860)       970,407      (2,812,292)
Other income (expense) ................           (200,677)       (97,430)   1,808,895       (465,696)        441,748
                                          -----------------------------------------------------------------------------
Loss from operations before taxation ..         (9,671,748)   (13,558,438) (17,936,551)   (10,498,835)    (17,577,478)
Tax provision (credit) ................                 --          9,689       57,727         41,552           1,658
                                          -----------------------------------------------------------------------------
                                                (9,671,748)   (13,548,749) (17,878,824)   (10,457,283)    (17,575,820)
Discontinued operations ...............                 --             --           --       (308,532)       (797,770)
Minority interest .....................            615,893        453,995           --         (1,732)          1,834
                                          -----------------------------------------------------------------------------
Net loss ..............................         (9,055,855)   (13,094,754) (17,878,824)   (10,767,547)    (18,371,756)
                                          =============================================================================
Net loss per share
              basic ...................              (0.27)         (0.43)       (2.32)         (2.60)          (6.30)
              diluted .................              (0.27)         (0.43)       (2.32)         (2.60)          (6.30)
Weighted average number of shares
outstanding
      basic ...........................         33,432,710     30,670,751    7,707,446      4,009,413       2,796,638
      diluted .........................         33,432,710     30,670,751    7,707,446      4,009,413       2,796,638


                                                                          December 31,
                                          -----------------------------------------------------------------------------
                                                2001             2000          1999         1998            1997
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:                                      $              $            $              $               $
Working Capital/Deficit ...............        (15,480,965)    (9,067,406)  (5,034,416)   (20,607,970)     (9,373,049)
Total Assets ..........................          1,648,155      5,497,037    5,085,093      6,608,642       6,302,328
Total Liabilities .....................         16,385,139    (11,589,435)   6,710,275     23,440,814      11,611,064
Minority Interest .....................            187,487       (382,057)     402,477        404,209         402,477
Stockholder's Deficit .................        (14,549,497)    (6,474,455)  (2,027,679)   (17,236,381)     (5,711,213)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE NOTES THERETO. THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN THIS FORM 10-K THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT WE EXPECT, BELIEVE OR ANTICIPATE WILL OR MAY OCCUR IN THE FUTURE ARE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, OUR ABILITY TO FINANCE OUR OPERATIONS AND MAINTAIN OR INCREASE THE DISTRIBUTION OF ONYX TELEVISION ON GERMAN CABLE SYSTEMS, THE ABILITY TO INCREASE ONYX TELEVISION'S ADVERTISING REVENUES, CHANGES IN COSTS OF PROGRAMMING, AND MATTERS RELATING TO ONYX TELEVISIONS' RELATIONSHIP WITH THE GERMAN MEDIA AUTHORITIES HAVING JURISDICTION OVER ONYX TELEVISION, AS WELL AS GENERAL MARKET CONDITIONS AND COMPETITION. FUTURE EVENTS AND ACTUAL RESULTS, FINANCIAL AND OTHERWISE, COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS HEREIN. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THESE ASSUMPTIONS COULD BE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

Results of Operations

         Year ended December 31, 2001 compared to year ended December 31, 2000

         Total operating revenues were $4.4 million for 2001, compared $2.8 million for 2000, an increase of 56.4%. This increase was due primarily to growth in the teleshopping revenues generated by Onyx resulting from sales of airtime to RTL Shop. Onyx entered into a 3-year agreement with RTL Shop in March 2001 which generates an annual minimum guaranteed revenue of (euro) 2 million ($2.1 million). Primarily as a result of that agreement, Onyx's revenues increased 61.9% to reach $3.4 million in 2001, from $2.1 million in 2000.

         Our technology activities, which were sold in December 2001, generated $1.0 million in revenues in 2001, compared to $0.7 million in 2000. We expect that the deconsolidation of Unimedia will result in a decrease in total operating revenues in 2002.

         Losses from operations, which were reduced significantly over the year, amounted to $7.3 million compared to $12.7 million in 2000. This improvement is explained primarily by the decreased losses incurred by Onyx following the implementation of a restructuring plan at the beginning of the year, which involved significant cost reductions. The improvement in Onyx's operating performance was partially offset by an increase in losses incurred by the corporate segment primarily as a result of the impact of the restructuring. Excluding losses generated by the technology activities and their disposal, losses from operations would have amounted to $6.2 million in 2001, compared to $11.6 million in 2000.

         We recorded financial expense of $2.2 million in 2001 compared to $0.7 million in 2000. This increase was due primarily to increased interest expenses which amounted to $1.2 million in 2001 compared to $0.5 million for the previous year and to the impact of a foreign exchange loss of $1.1 million in 2001, compared to $0.4 million in 2000. Interest increased primarily because of increased borrowings from period to period.

         As a result of all of the above factors, we reported a net loss of $9.7 million for the year ended December 31, 2001 compared to a net loss of $13.6 million for the year ended December 31, 2000.

         The net loss per share for the year ended December 31, 2001 (basic and diluted) was $0.27, compared to a net loss per share (basic and diluted) of $0.43 for the year ended December 31, 2000. Weighted average shares outstanding basic and diluted were 33,432,710 for the year ended December 31, 2001, compared to 30,670,751 for the year ended December 31, 2000. As described in the Notes to the Financial Statements, a Stockholder's Meeting was held on October 22, 1999 wherein it was resolved to effect a reverse split of our authorized capital on a one new share for ten existing shares. Accordingly, all references to our shares of common stock are on a post split basis.

         Year ended December 31, 2000 compared to year ended December 31, 1999

         Operating revenues for the year ended December 31, 2000 were $2.8 million, an increase of $58,529 compared to operating revenues of $2.7 million for 1999.

         Revenues at Onyx in 2000 totaled $2.1 million, compared to $1.8 million for the same period of 1999, an increase of 15.1%. Onyx+ had no revenue for the year ended December 31, 2000 as no thematic channel was launched.

         The French operations of Unimedia and TopCard reported a net loss of $847,040 in 2000, compared to a loss of $205,394 for the same period in 1999. The Israeli operations of Pixel reported a net loss of $116,953 in 2000 compared to a profit of $19,795 for the same period in 1999.

         Operating costs, including staff costs, depreciation and amortization, totaled $15.5 million for fiscal 2000, compared to $10.8 million for fiscal 1999. The increase in operating costs is primarily due to the impact of options granted to staff and directors to subscribe to a share capital increase (approximately $1.7 million, which for accounting purposes are considered compensatory in nature), restructuring costs, and changes made in the Onyx operating structure including the launch of Onyx+ and the Onyx web site, ONYXNet.

         Depreciation and amortization for fiscal year 2000 was $1.5 million, compared to $1.1 million for fiscal 1999.

         Financial expense for fiscal year 2000 was $701,323 including an exchange loss of $443,993, compared to $11.7 million for fiscal 1999. This decrease is primarily due (i) to lower interest fees as the Company was essentially funded through issuance of shares, and (ii) to lower exchange losses as these losses were finally neutralized in October 2000 pursuant to the repayment of substantially all intercompany loans.

         As a result of the above factors, the Company had a loss from operations of $13.6 million for the year ended December 31, 2000, compared to a loss of $17.9 million for the same period in 1999, a decrease of $4.4 million, despite the significant losses associated with the restructuring costs and resulting from the launch of Onyx+ and ONYXNet.

         The net loss per share for fiscal 2000 (basic and diluted) was $0.43, compared to a net loss per share (basic and diluted) of $2.32 for fiscal 1999. Weighted average shares outstanding (basic and diluted) were 30,670,751 for 2000, compared to 7,707,446 for 1999.

Financial Condition, Liquidity and Capital Resources

         General

         The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, we have financed our capital requirements through sales of our equity securities and through debt financing. Since inception through December 31, 2001, we have incurred an accumulated deficit of $88,267,507, principally related to the launch and operation of Onyx Television. At December 31, 2001, we had a negative working capital of $15,480,965.

         Equity Offerings and Other Financing Agreements

         In December 1999, AB Groupe made a loan to us of $500,000 for general working capital purposes. The term of the loan was two years and bears interest at the rate of ten percent (10%) per year. In connection with the loan, we granted AB Groupe a two year warrant to purchase 500,000 shares of common stock at the exercise price of $1.00 per share.

         In January 2000, AB Groupe and Superstar made loans to us in the aggregate of $1,000,000. The proceeds were in part used to increase the capital investments in Onyx by $465,000 and Topcard by $225,000. The term of the loan was two years and accrues interest at the rate of ten percent (10%) per year. In connection with the loan, we granted AB Groupe and Superstar a two year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share.

         In March 2000, AB Groupe loaned us an additional $1,000,000 for working capital. The term of the loan was two years with interest of ten percent (10%) per annum. In connection with the loan, we granted AB Groupe a two year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

         At a board meeting held on April 21, 2000, the board authorized the issue of up to 500,000 shares to each AB Groupe and Superstar at $1.50 each prior to the end of July 2000. Out of these, 780,000 shares were effectively issued and paid. AB Groupe and Superstar purchased 480,000 and 300,000 new shares respectively, out of which an aggregate number of 280,000 shares were effectively subscribed prior to June 30, 2000 and 500,000 shares were effectively subscribed in July 2000.

         In August 2000 and in September 2000, AB Groupe sent (euro)306,775 ($302,874) and (euro)153,388 ($151,454) respectively on behalf of the Company for same to participate in a capital increase in Onyx+.

         In September 2000, Superstar exercised 650,000 warrants and 650,000 shares of Common Stock were issued by us to Superstar.

         In October 2000, AB Groupe purportedly exercised 2.6 million warrants at an exercise price of $1.00 per share. AB Groupe disputed their exercise of these warrants and the accounts at December 31, 2001 include this amount as a loan from AB Groupe. As discussed below, as part of a recent resolution of outstanding issues between us and AB Groupe, AB Groupe exercised these options.

         In October 2000, FA Television Holdings LLC, a United States company acting on behalf of Gilles and Michel Assouline was authorized by our board held on September 25, 2000 to subscribe 480,000 shares at $1.50 each and 120,000 shares at $1.00 each thus 600,000 new issued shares for an aggregate purchase price of $840,000.

         In February 2001, we accepted a funding proposal from AB Groupe. AB Groupe loaned the Company (euro)731,147 ($644,360) which was required to support the Company's operations. The loan was due on April 30, 2001. Since the loan was not repaid by that date, the loan is, at AB Groupe's option, convertible into shares of Common Stock at a conversion price of $0.60 per share.

         In June 2001, we entered into a borrowing agreement with AB Groupe for up to (euro)3.5 million ($3.5 million). Under this agreement, we could borrow up to this amount prior to December 31,2001. The loan bears interest at 10% per annum and was due on June 25, 2002. As of December 31, 2001, we had borrowed
(euro)3.5 million ($3.5 million) pursuant to this agreement with AB Groupe.

         In November 2001, the Company accepted a funding proposal from AB Groupe to enable meet the immediate financing requirements of the technology activities and conclude an agreement regarding their sale. As a result, the Company borrowed a total of (euro) 776,511 ($684,339). This loan, which bears 10% interest per annum, is due in December 2002.

         In March 2002, we accepted a proposal from AB Groupe to provide additional funding under the same terms and conditions as the loans provided to us by AB Groupe in 2001.

         As of September 10, 2002, we owed AB Groupe an aggregate of
(euro)12,218,818 (principal of (euro)10,510,033 plus (euro)1,708,785 in fees due to AB Groupe under the services agreement). As part of our resolution of outstanding issues with AB Groupe, we have consolidated all outstanding loans into a single promissory note that will bear interest at the rate of 10% per annum. The principal amount of (euro)10,510,033 and all accrued and unpaid interest will be due and payable in full on the earlier of a sale of our assets, a refinancing of our outstanding debt, or March 31, 2003. Additionally, AB Groupe is loaning to us (euro)1,708,785 to pay outstanding fees due to AB Groupe for services rendered through this date. Such amount is represented by a promissory note on the same terms as the above referenced loan.

         In addition, absent the occurrence of a material adverse change in the business, operations or financial condition of Onyx, AB Groupe has committed to provide an additional (euro)2.0 million in loans under the same terms and conditions as the loans described above.

         Liquidity and Capital Resources

         We believe that additional capital will be required, along with anticipated revenues from operations, to fund our operations for the next 12 months. We anticipate that the required fundings will come from the fundings already committed by AB Groupe, as described above. We cannot assure you as to whether such fundings will be sufficient to meet our working capital requirements, because (i) the amounts of required funding will, in large measure, be impacted by the level of revenues achieved by Onyx Television and
(ii) the amount of funding we may receive is conditioned upon the absence of any material adverse change in the business, operations or financial condition of Onyx. Further, while AB Groupe has committed to make the funding described above, AB Groupe has not agreed to fund amounts in excess of those already committed, and there can be no assurance that AB Groupe will fund amounts in excess of the funds already committed if we were to require such additional funding. We may also consider issuing additional shares of our common stock, or shares of the capital stock of our subsidiaries, to meet our anticipated capital requirements.

         CMG accounting principles

         CMG consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

         CMG critical accounting estimates

         Uncertainties resulting from the use of estimates are described in note 1 to the consolidated financial statements. It reads as follows:

         "The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions."

         Estimates and assumptions are particularly significant with respect to estimating liabilities such as provisions and accruals for litigations. They are also significant with respect to assessing the recoverability of the carrying value of property, plant and equipment, intangible assets and deferred tax assets, which, to a large extent, is based on estimates of expected future net income or cash flows. Considering the factors specific to the main businesses of the Company, estimates of future net income and cash flows could vary significantly from actual results.

         Basis of the estimates

         Estimates of expected future net income or cash flows, which are used to assess the recoverability of assets, are primarily extracted from the plans prepared by us and updated every year. If estimates are needed for periods beyond the plan horizon, projected future net income or cash flows are determined on a case-by-case basis using relevant data available to management at the time of the estimate.

         Revenue Recognition

         Sales are recognized when products and services are delivered and when advertisements are broadcast and thereby invoiced to the customer. Inter-company charges are eliminated on consolidation and not included in revenues.

         Use of Estimates

         Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including, among other things, those related to estimated losses on disposal of discontinued operations, the realizability of its investment in affiliates and allowances for doubtful accounts receivable. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

         Adoption of accounting policies

         In the past three years, CMG did not adopt new accounting policies having a significant impact on the Group's financial position or result of operations, except for the adoption, in 2000, of SFAS 123 relating to Accounting for stock-based compensation.

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS 141 and SFAS 142 has no significant impact on the financial position and results of operations of the Company.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment a business" (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. Currently the Company is assessing but has not yet determined how the adoption of SFAS 144 will impact its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks due to changes in currency exchange rates. Our revenues and net worth are affected by foreign currency exchange rates because its subsidiaries do business in various countries and because each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries' financial results are impacted by the value of the U.S. dollar at a time of the translation. A uniform 10% strengthening as of January 1, 1999 in the value of the dollar would have resulted in reduced revenues of $306,163 for the year ended December 31, 2001. A uniform 10% strengthening as of January 1, 2000 in the value of the dollar would have resulted in reduced revenues of $253,409 for the year ended December 31, 2000. A uniform 10% strengthening as of December 31, 2001 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $124,357. A uniform 10% strengthening as of December 31, 2000 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $48,911. We periodically evaluate the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. We attempt to mitigate its foreign exchange exposures by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 14).

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following persons presently serve as our directors and executive officers:

NAME                      Age       Position
----                      ---       --------
Alain Krzentowski         54        Chairman, President, Chief Executive Officer
Jean-Francois Klein       35        Director and Chief Financial Officer
Claude Berda              54        Director
David Ho                  51        Director
Patrick Ho                44        Director
Orla Noonan               32        Director

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

         Alain Krzentowski was named our Chairman of the Board, President and Chief Executive Officer on December 21, 2001. Since July 2001, Mr. Krzentowski also serves as Chairman and director representative of YTV, a company which operates a television channel in Belgium and is 25% owned by AB Groupe. From 1992 to 2000, Mr. Krzentowski had served as Chairman of Amaury Sports Organization, parent company of Societe du Tour de France. During this period, he also served as Chairman of Thierry Sabine Organization, Athletism Organization and Sierra Production.

         Claude Berda is the controlling shareholder of AB Groupe. He has served as Chairman and Chief Executive Officer of AB Groupe since its inception in 1977. Mr. Berda has served on our board since December 26, 2000. See "Item 13. Certain Relationships and Related Transactions."

         David Ho is the founder of Caltex South China Investments Limited and holds the position of Executive Vice Chairman of this petroleum firm, where he has been employed for more than the last five years. Mr. Ho, through a private venture capital fund, also has interests in other Asia Pacific companies with extensive interests in manufacturing, leisure, construction, meat processing and real estate. Mr. Ho is also a director of Regency Worldwide Holdings Limited. Mr. Ho has served on our board since 1997.

         Patrick Ho is the President of Caltex South China Investments Limited, where he has been employed for more than the last five years. Mr. Ho is also a director of Regency Worldwide Holdings Limited. Patrick Ho is the brother of David Ho. Mr. Ho has served on our board since 2000.

         Jean-Francois Klein has been employed by AB Groupe for more than the last five years and is currently Executive Vice President and Chief Financial Officer of AB Groupe. See "Certain Relationships and Related Transactions." Mr. Klein has served as our Chief Financial Officer since January 2000 and on our board since 1996. Mr. Klein has also served as a managing director of Onyx.

         Orla Noonan is Executive Vice President and Secretary of AB Groupe. She joined AB Groupe in 1996 with responsibility for business development and investor relations. She was appointed to her current position in 1999. Orla Noonan previously worked at Salomon Brothers International. Ms. Noonan has served on our board since December 26, 2000.

RECENT EVENTS REGARDING OUR BOARD AND OFFICERS

         Effective December 21, 2001, Gilles Assouline resigned from his positions as our Chairman of the Board, President and Chief Executive Officer pursuant to a Termination Agreement between Mr. Assouline and us. Pursuant to the Termination Agreement, Mr. Assouline received his salary until March 31, 2002, during which period he served on a part-time basis as consultant for the Company.

         Roger Orf resigned as a member of our board on October 23, 2001.

         Denis Bortot, Richard Maroko and Jean-Michel Fava resigned as members of our board in July 2002.

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

BOARD COMPENSATION

         In January 2000, three of our directors, Gilles Assouline, Michel Assouline and David Ho, were each granted 250,000 warrants to purchase our common stock and another director, Jean-Francois Klein, was granted 650,000 warrants to purchase our common stock. The warrants to purchase our common stock are exercisable for a three-year period at an exercise price of $1.00 per share. The warrants were granted for their services to Capital Media. No other directors received compensation for their service as a director. The directors are also reimbursed for travel expenses incurred in attending meetings of our board of directors and its committees.

BOARD MEETINGS

         Our board of directors held a total of 3 meetings during the fiscal year ended December 31, 2001. Each of the directors attended at least 75% of the aggregate number of meetings of the board of directors.

FAMILY RELATIONSHIPS

         David Ho and Patrick Ho both directors are brothers.

COMPLIANCE WITH SECTION 16(a)

         Our officers, directors and more than 10% holders are required to make filings with the SEC on Forms 3, 4 and, if required, 5 under Section 16(a) of the Securities Exchange Act of 1934, to report their beneficial ownership of our securities at the time they became officers, directors and more than 10% stockholders of Capital Media, and each month thereafter that such ownership changes. All of our current officers, and all of our current directors have made all of their required filings for 1999 and for periods prior thereto. All of the filings required of all of the Company's current officers, directors and more than 10% stockholders relating to periods subsequent to December 31, 1999 will be filed in the near future.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation paid or accrued during 2001 to our former Chief Executive Officer and to each of our other most highly compensated executive officers whose aggregate direct compensation exceeded $100,000. As of the date of this Form 10-K, the compensation to be paid to Alain Krzentowski has not yet been determined.


                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                    ANNUAL COMPENSATION                                COMPENSATION
                                                                      Other Annual                       All Other
Name                       Year         Salary           Bonus        Compensation        Options       Compensation
                                          ($)             ($)              ($)              (#)             ($)
Gilles Assouline           2001         250,000            --              --               --               --
                           2000         250,000            --              --               --               --
                           1999         250,000            --              --               --               --

OPTION GRANTS DURING LAST FISCAL YEAR

         No options to purchase shares of our common stock were granted during 2001 to those persons named in the Summary Compensation Table. For information regarding certain rights which were granted to purchase share which were not exercised in 2000, see Item 7 "Management's Discussion - Financial Condition, Liquidity and Capital Resources."

AGGREGATED OPTIONS EXERCISED, LAST FISCAL YEAR END OPTION VALUES

         The following table sets forth information concerning the exercise of stock options to purchase shares of our common stock during the 2001 fiscal year and the value of unexercised stock options to purchase shares of our common stock at the end of the 2001 fiscal year for the persons named in the Summary Compensation Table.

                                                                    Number of            Value of Unexercised
                                                               Unexercised Options     In-the-Money Options at
    Name                                                       At Fiscal Year End       Fiscal Year End ($) *
---------------                                             ------------------------- -------------------------
                      Number of Shares
                        Acquired on
                          Exercise       Value Realized ($) Exercisable/Unexercisable Exercisable/Unexercisable
                     ------------------- ------------------ ------------------------- -------------------------
Gilles Assouline             --                  --              100,000/20,000                 0/0
Alain Krzentowski            --                  --                    --                        --

* Computed based upon the difference between the closing price of CMG Common Stock at December 31, 2001 and the exercise price. No value has been assigned to options, which are not in-the-money.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         We previously had an employment agreement with Gilles Assouline. This agreement was terminated in December 2001 in connection with Mr. Assouline's purchase of the Company's technology activities. As provided for in the termination agreement, Mr. Assouline was paid the equivalent of his previous salary on a monthly basis until March 31, 2002, in return for making himself available on a part-time basis to CMG.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of the date of this Form 10-K, there were 33,432,710 shares of our common stock outstanding (excluding the 2,600,000 shares deemed to be issued to AB Groupe. See Item 13). The following table sets forth, as of such date, the share ownership of common stock by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group:

                                                                                       PERCENT OF
                                                           SHARES BENEFICIALLY        OUTSTANDING
                 NAME OF BENEFICIAL OWNER                         OWNED               COMMON STOCK
-------------------------------------------------------    -------------------      ----------------
Alain Krzentowski                                                        0                *
David Ho (1)                                                    10,539,983               31.28%
Jean-Francois Klein (2) (3)                                        874,522                2.38%
Patrick Ho                                                               0                *
AB Groupe (4)                                                   22,599,124               59.11%
Claude Berda (2) (4)                                            22,813,646               59.61%
Orla Noonan                                                              0                *
Directors and Executive Officers as a group                     34,228,151               87.26%
(5 persons) (5)

*        Less than 1%.

(1) Substantially all of these shares are owned of record by two entities controlled by Mr. Ho, Unbeatable and Superstar. Also includes vested options and warrants to purchase 260,000 shares.

(2) Includes 178,570 shares owned of record by two entities, BIMAP and Media Venture. Mr. Klein co-controls (with Mr. Berda) the power to vote and dispose of the shares of common stock owned by these entities, and may therefore be deemed to be a beneficial owner of these shares for U.S. securities law purposes. However, the ultimate benefit from the shares owned of record by these entities and MMI (an entity partially held by BIMAP owned by Claude Berda and of which Gilles Assouline is the Chairman) is held by Claude Berda who is also an officer, director and principal shareholder of AB Groupe. See "Item B. Certain Relationships and Related Transactions" and footnote (4) below. Also includes vested options and warrants to purchase 660,000 shares.

(3) While Mr. Klein serves as an executive officer of AB Groupe, he disclaims beneficial ownership over the shares and warrants owned by AB Groupe. See footnote (4) below.

(4) 20,398,452 shares are owned by AB Groupe. Bimap and Media Venture own collectively 178,570 shares. Also includes AB Groupe's warrants to purchase (i) 180,000 shares of our common stock at an exercise price of $40.00 per share, (ii) 687,339 shares of our common stock at an exercise price of $1.00 per share. Mr. Berda is deemed to be the beneficial owner of the shares and warrants owned by AB Groupe by virtue of his being a principal stockholder, officer and director of that entity, although he only benefits from his proportionate share of such securities. He is also deemed to be the beneficial owner of the shares owned by Bimap and Media Venture. In addition, 2,600,000 shares deemed to have been issued to AB Groupe pursuant to a July 2002 agreement with the Company are not included in the amounts beneficially held because certificates for such shares have not been issued as of the date of this Form 10-K. AB Groupe's business address is 132 Avenue du President Wilson, 93213 La Plaine Saint Denis, France.

(5) Includes vested warrants and options to purchase an aggregate of 5,792,576 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 26, 2001, the Board agreed that AB Groupe shall continue to provide Onyx with broadcasting services, including the play out, the uplink and the transponder facilities, as well as certain management services, in exchange for a monthly payment of (euro)98,168.

         In February 2001, we accepted a funding proposal from AB Groupe. AB Groupe loaned the Company (euro)731,147 ($644,360) which was required to support the Company's operations. The loan was due on April 30, 2001. Under the terms of the agreements relating to this loan, since the loan was not repaid by that date, the loan is, at AB Groupe's option, convertible into shares of Common Stock at a conversion price of $0.60 per share.

         In June 2001, we entered into a borrowing agreement with AB Groupe for up to (euro)3.5 million ($3.5 million). Under this agreement, we could borrow up to this amount prior to December 31, 2001. The loan bears interest at 10% per annum and was originally due on June 25, 2002. As of December 31, 2001, we had borrowed (euro)3.5 million ($3.5 million) pursuant to this agreement with AB Groupe.

         In November 2001, we accepted a funding proposal from AB Groupe to enable us to meet the immediate financing requirements of our technology activities and conclude an agreement regarding their sale. As a result, we borrowed a total of (euro) 776,511 ($684,339) from AB Groupe. This loan, which bears 10% interest per annum, was originally due in December 2002.

         In March 2002, we accepted a proposal from AB Groupe to provide additional funding under the same terms and conditions as the loans provided to us by AB Groupe in 2001.

         In September 2002, we entered into a global resolution of outstanding issues between ourselves and AB Groupe which provides for the following with respect to all currently outstanding loans:

         (1) The 2.6 million warrants as to which AB Groupe had previously disputed their obligation to exercise will be deemed to have been exercised and the loan converted into equity with an issue price of $1.00 per share as of September 2002;

         (2) All currently outstanding loans, advances and fees due will bear interest at the rate of 10% per annum; and

         (3) As of September 10, 2002, we owed AB Groupe an aggregate (excluding interest) of (euro)12,218,818 (principal of (euro)10,510,033 plus
(euro)1,708,785 in fees due to AB Groupe under the services agreement). All outstanding loans will be consolidated into a single promissory note that will bear interest at the rate of 10% per annum. The principal amount of
(euro)10,510,033 and all accrued and unpaid interest will be due and payable in full on the earlier of a sale of our assets, a refinancing of our outstanding debt, or March 31, 2003. Additionally, AB Groupe will loan to us (euro)1,708,785 to pay outstanding fees due to AB Groupe for services rendered through this date. Such amount will be represented by a promissory note on the same terms as the above referenced loan.

         In addition, absent the occurrence of a material adverse change in the business, operations or financial condition of Onyx, AB Groupe has committed to provide an additional (euro) 2.0 million in loans under the same terms and conditions as the loans described above.

         Further, as part of the settlement arrangement, we and AB Groupe also settled an outstanding dispute relating to two invoices which had been presented to us by AB Groupe. The first, relating to a proposed $600,000 charge for broadcast services during the fourth quarter of 2000 was compromised to $420,000. The full amount of the disputed invoice is included in accounts payable at December 31, 2001, and $180,000 of such amount will be reversed at June 30, 2002. The second, relating to services which AB Groupe allegedly rendered to Onyx+, in the amount of $140,000, was also resolved, and such invoice remains due and payable.

         We believe that the terms of our loan and services arrangements with AB Groupe are at least as favorable to us as could be obtained from an unaffiliated third party.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The consolidated balance sheets as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders equity and cash flows or each of the three years in the period ended December 31, 2001 are filed as part of this report.

--------------------------------------------------------------------------------
    (i)  Financial Statements

         Independent Accountant's Report of PricewaterhouseCoopers
           to the Board of Directors and Stockholders of Capital
           Media Group Limited                                               F-2
         Consolidated Balance Sheet at December 31, 2001 and 2000            F-3
         Consolidated Statement of Operations for the years ended
           December 31, 2001, 2000 and 1999                                  F-4
         Consolidated Statement of Changes in Stockholders' Equity
           for the years ended December 31, 2001, 2000 and 1999              F-5
         Consolidated Statement of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999                                  F-7
         Notes to the Consolidated Financial Statements                      F-9

    (ii) Financial Statement Schedules

         Included in Financial Statements

   (iii) Exhibits

3.1 Amendment to Articles of Incorporation (incorporated by reference from the Company's Current Report on Form 8-K dated December 29, 1995).

4.1 Certificate of Designations, Preferences and Rights of series A Preferred Stock (incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

4.2      Form of registrant's common stock purchase warrants (1).

4.3 Amendment to Articles of Incorporation, dated as of March 16, 2000 canceling the Series A preferred Stock (2).

10.1     Services Agreement between Onyx Television and AB Groupe (3).

10.2 Purchase Agreement, dated as of December 19, 2001, by and between the Company and Gilles Assouline (4).

10.3 Termination Agreement, dated as of November 28, 2001 by and between the Company and Gilles Assouline (4).

22.1     Subsidiaries

99.1 Certifying Statement of the Chief Executive Officer to Section 1350 of Title 18 of the United States Code

99.2 Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

--------------------------

(1) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999.

(3) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1997.

(4) Incorporated by reference to our Current Report on Form 8-K dated January 3, 2002.


(B)      REPORTS ON FORM 8-K

         The Company filed a Form 8-K in December 2001 reporting, under Item 5, the disposition of its technology operations and change of President and Chief Executive Officer.

(C)      EXHIBITS

         See Item 14(a)(iii) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 2002.

                                     CAPITAL MEDIA GROUP LIMITED

                                     By: /s/ Alain Krzentowski
                                         --------------------------------------
                                         Alain Krzentowski, President and Chief
                                         Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

                 Signature                                    Title                               Date
                                                   Chairman, President and                   September 30, 2002
  /s/ ALAIN KRZENTOWSKI                            Chief Executive Officer
  -----------------------------------------        (Principal Executive Officer)
  Alain Krzentowski

  /s/ DAVID HO                                     Director                                  September 30, 2002
  -----------------------------------------
  David Ho

  /s/ PATRICK HO                                   Director                                  September, 30, 2002
  -----------------------------------------
  Patrick Ho

  /s/ JEAN-FRANCOIS KLEIN                          Director and Chief Financial Officer      September, 30, 2002
  -----------------------------------------
  Jean-Francois Klein

  /s/CLAUDE BERDA                                  Director                                  September, 30, 2002
  -----------------------------------------
  Claude Berda

  /s/ORLA NOONAN                                   Director                                  September, 30, 2002
  -----------------------------------------
  Orla Noonan

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Alain Krzentowski, certify that:

1.  I have reviewed this annual report on Form 10-K of Capital Media Group
    Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 30, 2002

                                                Capital Media Group Limited

                                                By:      /s/Alain Krzentowski
                                                         -----------------------
                                                         Alain Krzentowski
                                                         Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jean-Francois Klein, certify that:

1.  I have reviewed this annual report on Form 10-K of Capital Media Group
    Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 30, 2002

                                               Capital Media Group Limited

                                               By:      /s/ Jean-Francois Klein
                                                        ------------------------
                                                        Jean-Francois Klein
                                                        Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS
                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES
--------------------------------------------------------------------------------

Years ended December 31, 2001, 2000 and 1999

   Independent Accountant's Report of PricewaterhouseCoopers to the Board
        of Directors and Stockholders of Capital Media Group Limited         F-2
   Consolidated Balance Sheet at December 31, 2001 and 2000                  F-3
   Consolidated Statement of Operations for the years ended December 31,
        2001, 2000 and 1999                                                  F-4
   Consolidated Statement of Changes in Stockholders' Equity for the
        years ended December 31, 2001, 2000 and 1999                         F-5
   Consolidated Statement of Cash Flows for the years ended December 31,
        2001, 2000 and 1999                                                  F-7
   Notes to the Consolidated Financial Statements                            F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
the Stockholders of Capital Media Group Limited

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows presented on pages F-3 through F-30, present fairly, in all material respects, the financial position of Capital Media Group Limited and its subsidiaries (the "Company") at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 7 and 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers

Paris, July 17, 2002, except for note 19, dated September 30, 2002

CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2001 AND 2000

                                                                                            December 31,
                                                                                  --------------------------------
                                                                       Note              2001               2000
ASSETS                                                                                      $                   $
Cash and cash equivalents                                                             177,915             929,913
Accounts receivable, net                                               3              712,036           1,212,781
Inventories, net                                                                            -             202,875
Prepaid expenses and deposits                                                          14,223             176,460
                                                                                ---------------------------------

TOTAL CURRENT ASSETS                                                                  904,174           2,522,029

Equity in affiliated companies                                                              -              68,076
Intangible assets, net                                                 4              120,081           1,693,282
Property, plant and equipment, net                                                    623,900           1,213,650
                                                                                ---------------------------------

TOTAL ASSETS                                                                        1,648,155           5,497,037
                                                                                =================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                    3,311,634           3,021,802
Accrued expenses                                                                      844,708           1,464,360
Related parties loans repayable within one year                                    11,972,303           5,733,819
Bank debt due within one year                                                         256,494           1,369,454
                                                                                ---------------------------------
                                                                                   16,385,139          11,589,435

Minority interest in subsidiaries                                                    (187,487)            382,057
                                                                                ---------------------------------
                                                                                   16,197,652          11,971,492
                                                                                ---------------------------------
Commitments and contingencies                                                               -                   -

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - 50,000,000 shares authorized:
$0.001 par value 33,432,710 (December 31, 2000 - 33,203,251,
  issued and outstanding,                                                              33,433              33,203
Additional paid in capital                                                         66,449,459          66,449,689
133,058 treasury shares (December 31, 2000 - 133,058), at cost                       (950,712)           (950,712)
                                                                                ---------------------------------
                                                                                   65,532,180          65,532,180
Accumulated other comprehensive income                                              8,185,830           7,205,017
Accumulated deficit                                                               (88,267,507)        (79,211,652)
                                                                                ---------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (14,549,497)         (6,474,455)
                                                                                ---------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                                                      1,648,155           5,497,037
                                                                                =================================

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 -------------------------------------------------

                                          Note          2001               2000           1999, as
                                                                                     restated (see
                                                                                          Note 16)
                                                           $                  $                  $
Operating revenue                                  4,358,767          2,787,500          2,728,971

Operating costs
     Staff costs                                   2,538,102          4,770,348          2,469,286
     Depreciation and amortization                 1,719,860          1,508,445          1,089,381
     Other operating expenses                      7,413,196          9,223,742          7,232,815
                                                 -------------------------------------------------
                                                 (11,671,158)       (15,502,535)       (10,791,482)

Operating loss                                    (7,312,391)       (12,715,035)        (8,062,511)

Other (expense) income                              (200,677)           (97,430)         1,808,895
Financial expense net                     9       (2,158,680)          (701,323)       (11,674,860)
Equity in net loss of affiliates                           -            (44,650)            (8,075)
                                                 -------------------------------------------------

Loss from operations before taxation              (9,671,748)       (13,558,438)       (17,936,551)

Income tax benefit (expense)                               -              9,689             57,727
                                                 -------------------------------------------------

Net loss before minority interest                 (9,671,748)       (13,548,749)       (17,878,824)

Minority interest                                    615,893            453,995                  -
                                                 -------------------------------------------------

  Net loss                                        (9,055,855)       (13,094,754)       (17,878,824)
                                                 =================================================
Net loss per share
     basic                                             (0.27)             (0.43)             (2.32)
                                                 =================================================
     diluted                                           (0.27)             (0.43)             (2.32)
                                                 =================================================

Weighted average shares - basic                   33,432,710         30,670,751          7,707,446
                                                 =================================================

Weighted average shares - diluted                 33,432,710         30,670,751          7,707,446
                                                 =================================================

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                             Cumulative
                             Common stock      Shares held     Additional    other
                                                      by a        paid-in    comprehensive    Accumulated
                                                subsidiary        capital    income (deficit)     deficit           Total
                           Shares           $            $              $               $               $               $
Balance at
January 1, 2001        33,203,251     33,203      (950,712)    66,449,689       7,205,017    (79,211,652)      (6,474,455)

Shares issued             229,459        230             -           (230)                                              0

Other movements                                          -                        (11,305)                        (11,305)
Translation adjustment                                                            992,118                         992,118

Net loss                                   -             -              -               -     (9,055,855)      (9,055,855)
                                                                                                              -----------

Comprehensive loss                                                                                             (8,075,042)
                       --------------------------------------------------------------------------------------------------

Balance at
December 31, 2001      33,432,710     33,433      (950,712)    66,449,459       8,185,830    (88,267,507)     (14,549,497)
                       ==================================================================================================



                                                                             Cumulative
                             Common stock      Shares held     Additional    other
                                                      by a        paid-in    comprehensive   Accumulated
                                                subsidiary        capital    income (deficit)    deficit            Total
                           Shares          $             $              $               $              $                $
Balance at
January 1, 2000        28,583,251     28,583      (950,712)    59,025,103       5,986,265    (66,116,898)      (2,027,659)

Shares Issued           4,620,000      4,620             -      5,449,045               -              -        5,453,665

Warrants/Options Issued         -          -             -      1,975,541               -              -        1,975,541

Translation adjustment          -          -             -              -       1,218,752                       1,218,752

Net loss                                   -             -              -               -    (13,094,754)     (13,094,754)
                                                                                                              -----------
Comprehensive loss                                                                                            (11,876,002)
                       --------------------------------------------------------------------------------------------------
Balance at
December 31, 2000      33,203,251     33,203      (950,712)    66,449,689       7,205,017    (79,211,652)      (6,474,455)
                       ==================================================================================================

(continues on next page)


                                                                             Cumulative
                             Common stock      Shares held     Additional    other
                                                      by a        paid-in    comprehensive   Accumulated
                                                subsidiary        capital    income (deficit)    deficit            Total
                           Shares          $             $              $               $              $                $
Balance at January 1,
1999                    4,009,413      4,009      (950,712)    31,191,990         756,406    (48,238,074)     (17,236,381)

Shares issued          24,573,838     24,574             -     24,669,265               -              -       24,693,839

Commission paid                 -          -             -        (90,000)              -              -         (90,000)

Convertible debt                -          -             -      2,694,535               -              -        2,694,535

Warrants and options
issued                          -          -             -        559,313               -              -          559,313

Translation adjustment          -          -             -              -       5,229,859              -        5,229,859

Net loss                        -          -             -              -               -    (17,878,824)     (17,878,824)
                                                                                                              -----------
Comprehensive loss                                                                                            (12,648,824)
                       --------------------------------------------------------------------------------------------------
Balance at
December 31, 1999
As restated (see note
16)                    28,583,251     28,583      (950,712)    59,025,103       5,986,265    (66,116,898)      (2,027,659)
                       ==================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                               Year ended      Year ended        Year ended
                                                                             December 31,    December 31,      December 31,
                                                                                     2001            2000              1999
                                                                                        $               $       As restated
                                                                                                              (See note 16)
                                                                                                                          $
Cash flows from operating activities

Net loss                                                                       (9,055,855)    (13,094,754)      (17,878,824)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                 730,667         906,942           485,192
    Goodwill amortization                                                       1,354,084         604,196           604,189
    Loss arising from disposal of subsidiary investments                          404,521               -         1,212,145
    Equity in net losses of affiliates and minority interests                    (615,893)         24,229             2,543
    Other non-cash items                                                                -               -         5,616,415
Changes in assets and liabilities:
    (Increase) in other assets and inventories                                    (44,257)       (230,671)          (14,587)
    Decrease in accounts receivable                                                61,434         133,198           769,604
    (Decrease) / Increase in accrued expenses and other liabilities               629,775         792,638        (7,617,030)
                                                                               --------------------------------------------
Net cash used in operating activities                                          (6,535,524)    (10,864,222)      (16,820,353)
                                                                               --------------------------------------------
Cash flows from investing activities
Acquisition of plant and equipment                                               (186,131)       (510,769)         (642,866)
Acquisition of intangible assets                                                  (74,561)       (617,913)                -
Loan granted                                                                     (310,786)              -                 -
Disposal of tangible assets                                                         9,525               -                 -
Disposal of financial assets net of cash                                          (97,218)          6,985                 -
                                                                               --------------------------------------------
Net cash used in investing activities                                            (659,171)     (1,121,697)         (642,866)
                                                                               --------------------------------------------
Cash flows from financing activities
Increase in short term debt                                                     6,698,552       4,600,071        10,746,339
Repayment of loans                                                                      -        (250,000)       (3,100,000)
Issuance of warrants/options and convertible loans                                              1,975,541         2,668,046
Issuance of shares                                                                      -       5,453,665                 -
Commission paid                                                                         -               -           (90,000)
                                                                               --------------------------------------------
Net cash provided by financing activities                                       6,698,552      11,779,277        10,224,385
                                                                               --------------------------------------------
Effect of exchange rate changes on cash                                           831,109       1,218,752         5,229,859
                                                                               --------------------------------------------
Net (decrease) / increase in cash and cash equivalents                            334,966       1,012,110        (2,008,975)
Cash and cash equivalents at beginning of period                                 (413,545)     (1,425,655)          583,320
                                                                               --------------------------------------------
Net (debt) / cash and cash equivalents at end of period                           (78,579)       (413,545)       (1,425,655)
                                                                               ============================================

(continues on next page)


                                                                               Year ended      Year ended        Year ended
                                                                             December 31,    December 31,      December 31,
                                                                                     2001            2000              1999
                                                                                        $               $       As restated
                                                                                                              (See note 16)
                                                                                                                          $
Supplemental data:

Interest received                                                                       0          54,919                 -
Conversion in capital of interest payable                                                               -         5,114,839
Conversion of loans into capital                                                                        -        19,579,000
Income tax paid                                                                         0           9,689             1,581

The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

         Principles of consolidation

         The consolidated financial statements include the accounts of Capital Media Group Limited ("the Company") and its wholly owned subsidiaries, Capital Media (UK) Limited ("CM(UK)"), Onyx Television GmbH ("Onyx") and Onyx's 50% affiliate Onyx Plus GmbH ("Onyx+"). See Note 17.

         The balance sheet at December 31, 2001 no longer includes the accounts of Unimedia SA ("Unimedia"), which was previously a 98.33% owned subsidiary of the Company, and Unimedia's wholly owned subsidiary, Pixel Limited ("Pixel"), and its 98.66% owned subsidiary Topcard SA ("Topcard"), which were sold on December 31, 2001. See Note 8.

         In December 1999, the 50% interest in Blink held by CM(UK) was sold to RCL Communications Ltd, the other joint investor for a nominal sum and CM(UK) converted its (pound)130,000 (approximately $200,000) of existing loans to Blink into new redeemable equity equating to 19% of Blink. If successful in the future, Blink will be obligated to repay the redeemable equity.

         Inventories

         Inventories are stated at the lower of first-in, first-out cost or market value. Inventories include both raw materials and finished goods. Inventories were held in the Company's technology operations which were sold in December 2001. See Note 8.

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

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


         Property, plant and equipment

         Property, plant and equipment are all stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as shown below:

         Fixtures, fittings and equipment                     5 to 20 years

         Foreign Currency

         Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates. Statement of operations data is translated at the average rate for the period. The effects of these translation adjustments are reported in a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement results from operations.

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

         On October 27, 1999, the Company effected a reverse split of its outstanding common stock on a one share for ten shares basis, with its authorized shares remaining at 50 million

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES



shares (see "Stockholders' Meeting" below). Unless otherwise stated, all per share data contained herein has been adjusted to reflect the completion of the reverse split.

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

         Accounting for Stock-Based Compensation

         As of January 1, 2000 the Company has adopted the recognition provisions of SFAS N(degree). 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options. The recognition provisions of SFAS 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are significantly modified. The adoption of SFAS 123 resulted in non-cash charges to operations of $1,744,744 in 2000. The Company applied Principles Board Opinion N(degree)25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options, prior to January 1, 2000.

         Last Stockholders' Meeting

         At a Stockholders' Meeting held on October 22, 1999, the stockholders approved the following resolutions:

     (i) a reverse split of the Company's outstanding stock on a one share for ten shares basis, with the Company's authorized shares remaining at 50 million shares;

     (ii) the terms of the financial arrangements between the Company and Groupe AB, S.A. ("AB Groupe"), and between the Company and Superstar Ventures Limited ("Superstar"); and

     (iii) the grant of an option to an entity controlled by the Company's former Chairman and Chief Executive and former Chief Operating Officer to purchase 1.6 million shares of the Company's common stock at an exercise price of $1.00 per share.

     Following the reverse split, which was effected on October 27, 1999, in accordance with its financial arrangements among the Company, AB Groupe and Superstar, the Company issued 22,598,255 shares to AB Groupe and Superstar in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest and penalty as detailed in the following table:

PAYEE                                            $             Shares issued on
                                                               debt conversion
AB Groupe:

Debt converted                               11,298,416           11,298,416
Interest and penalty                          2,358,452            2,358,452
                                                                  ----------
                                                                  13,656,868
                                                                  ==========
Superstar:

Debt converted                                6,650,000            6,650,000
Interest and penalty                          2,291,387            2,291,387
                                                                  ----------
                                                                   8,941,387
                                                                  ==========

         Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS 141 and SFAS 142 has no significant impact on the financial position and results of operations of the Company.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES

Disposal of Long-lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment a business" (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. Currently the Company is assessing but has not yet determined how the adoption of SFAS 144 will impact its financial position and results of operations.

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2001, 2000 and 1999, the Company incurred net losses of ($9,055,855), ($13,094,754) and ($17,878,824), respectively. Additionally, at December 31, 2001, the Company had net current liabilities of $15,480,965 and its total liabilities exceeded its total assets by $14,549,497. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company anticipates that any required funding will be made available by its majority stockholder, AB Groupe, although there can be no assurance that the necessary funding will become available.

         The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 15, the Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain successful operations.

3.       ACCOUNTS RECEIVABLE, NET

                                                                     December 31,
                                               -----------------------------------------------------
       Accounts receivable comprise:                2001                  2000                  1999
                                                       $                     $                     $

       Trade receivables                         523,100               556,875               529,188
       Taxation receivable                             -                 1,489                37,654
       Other debtors receivable                  542,788               673,915               807,371
       Allowance for doubtful accounts          (353,852)              (19,498)              (28,234)
                                               -----------------------------------------------------

                                                 712,036             1,212,781             1,345,979
                                               =====================================================

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES



4.       INTANGIBLE ASSETS, NET

                                                                      December 31,
                                                 -----------------------------------------------------
                                                      2001                  2000                  1999
                                                         $                     $                     $
       Purchased broadcast licenses                217,248               223,642               241,755
       Computer Software                           800,720             1,164,098               569,131
       Other intangible assets                           -                14,313                     -
       Goodwill  (1)                                 2,309             4,567,505             4,565,196
                                                 -----------------------------------------------------
                                                 1,020,277             5,969,558             5,376,082
       Less accumulated amortization (1)          (900,196)           (4,276,276)           (3,171,811)
                                                 -----------------------------------------------------

                                                   120,081             1,693,282             2,204,271
                                                 =====================================================

(1) The goodwill relating to the Company's interest in Unimedia and its subsidiaries was entirely written-off following the disposal of that entity in December 2001. See Note 10.

5.       RESEARCH AND DEVELOPMENT COSTS


                                                                      December 31,
                                                 -----------------------------------------------------
                                                      2001                  2000                  1999
                                                         $                     $                     $
        Research and development costs (1)         109,709               218,639               287,804
                                                 =====================================================

(1) Research and development costs related to the Company's technology businesses which were disposed of in December 2001. See Note 10.

6.       PROPERTY, PLANT AND EQUIPMENT


                                                                      December 31,
                                                  ----------------------------------------------------
                                                      2001                  2000                  1999
       Property, plant and equipment consists
         of:
                                                           $                     $                     $
       Fixtures, fittings and equipment            1,979,699             4,134,867             3,505,303
       Less accumulated depreciation              (1,355,799)           (2,921,217)           (2,420,050)
                                                  ------------------------------------------------------

                                                     623,900             1,213,650             1,085,253
                                                  ------------------------------------------------------
       Depreciation charge for the period            366,904               501,167               454,003


                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


7.       LOANS REPAYABLE WITHIN ONE YEAR

                                                                        December 31,
                                                 ----------------------------------------------------
                                                       2001                 2000                 1999
                                                          $                    $                    $
       Instar Holdings Ltd                                -                    -              100,000
       AB Groupe S.A.                            10,899,330            5,488,970              977,339
       Superstar Investments Ltd                          -                    -              150,000
       Interest accrued                           1,072,973              244,849               32,244
                                                 ----------------------------------------------------

       Related party loans                       11,972,303            5,733,819            1,259,583
                                                 ====================================================

         The AB Groupe loans were received on the following dates (see Note 19 for a description of a recent restructuring of amounts due AB Groupe):

                 Date loan received                Amount in $
                 ------------------------------------------------------

                 May 1999                            150,000  (1)(3)
                 August 1999                         327,339  (1)(3)
                 December 1999                       500,000  (1)(3)
                                                  ----------
                                                     977,339
                                                  ----------

                 January 2000                        500,000  (1)(3)
                 March 2000                        1,000,000  (1)(3)
                 June 2000                           135,180  (2)(4)(5)
                 August 2000                         270,360  (2)(5)
                 September 2000                      135,180  (2)(5)
                 October 2000                      2,600,000  (1)(6)
                 October 2000                          4,407  (2)(5)
                                                  ----------
                                                   4,645,127
                                                  ----------

                 February 2001                       193,759  (2)(7)
                 March 2001                          450,601  (2)(7)
                 July 2001                         3,948,164  (2)(8)
                 September 2001                       52,877  (2)(9)
                 November 2001                       101,350  (2)(9)
                 December 2001                       530,113  (2)(9)
                                                  ----------
                                                   5,276,865
                                                  ----------

                 Total                            10,899,330
                                                  ==========

--------------------------------------------------------------------------------
(1)  Loans were made in U.S. Dollars.
(2) Loans were made in German Marks and Euros and translated to U.S. dollars at the exchange rate on the date of the loan.
(3) Loans bear interest at the rate of 10% per annum. Loans were originally two year loans. Loans are currently due on demand.
(4) Amount was classified as a trade payable at December 31, 2000, but has been reclassified as a loan.

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES

(5)  Loans are due on demand with interest at the rate of 10% per annum.
(6) In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1.00 per share as scheduled in an agreement dated October 20, 2000. The Company disputed this and believed that an agreement had been reached with AB Groupe to exercise of the 2.6 million warrants at the time the funds were received. As described in Note 19, the dispute was recently settled and these warrants have now been exercised.
(7) Loans bear interest at 10% per annum and were originally due on April 30, 2001. Loans are currently due on demand. Loan is convertible through the exercise of a corresponding warrant, at the option of the holder, into shares of Common Stock at a conversion price of $0.60 per share. See Note 14.1.
(8) Loan is due on June 25, 2002 bearing interest at 10% per annum and repayable in cash.
(9) Loans bear interest at the rate of 10% per annum. Loans are due two years from the date of the loan.


8.       ACCOUNTS PAYABLE

         Accounts payable includes (euro) 1,890,000 due to AB Groupe for broadcast services. Effective January 1, 2001, the Company agreed to pay AB Groupe a fee of (euro) 98,168 per month to provide the broadcast services required by the Company and to provide certain senior management services. See Notes 7 and 19.

9.       COMMITMENTS AND CONTINGENCIES

         In October 1999, the Company entered into a monthly agreement to lease offices, as well as the use of studio, postproduction and editing facilities in Cologne, Germany. Under the terms of this lease agreement, the Company is committed to paying (euro) 92,032 ($81,108 at December 2001 exchange rates) per annum until October 31, 2004.

         The Company has agreed to pay AB Groupe monthly fees of (euro) 82,829 for broadcast services and (euro) 15,339 for management services.

         The Company had employment agreements with its former Chairman and Chief Executive Officer and former Chief Operating Officer. These agreements were terminated in December 2001 and January 2001, respectively. At December 31, 2001, the Company was obligated to pay these former employees an aggregate of $150,320 during fiscal 2002 relating to the termination of their employment agreements.

         Retired employees benefit from State or Government sponsored pension schemes. Contributions by employers to these sponsored schemes are expensed as incurred. There are no specific supplemental pension plans operated by the Company or any subsidiary. There is no liability arising from retirement indemnity.

10.      DISCONTINUED OPERATIONS AND DIVESTMENTS

         Effective December 21, 2001, the Company transferred its 98.33% interest in Unimedia, S.A. to its former former Chairman and Chief Executive Officer. Unimedia's businesses historically constituted the Company's technology activities. The sale was for nominal consideration and a share in the proceeds from any sale of one of Unimedia's subsidiaries, TopCard, S.A., during the two year period following the agreement. The Company also agreed

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES

to forgive payment for $925,040.51 of financing due to the Company from Unimedia at the date of the transfer in return for deferred payments in the event of an improvement in the operating performance of TopCard. As a result of the sale of its technology activities, the Company recorded a charge of $1.3 million which is recorded in "other operating expenses" on the 2001 statement of operations.

11.      FINANCIAL EXPENSE

         Financial expense is comprise of the followings

                                                                   Years Ended December 31,
                                                       -------------------------------------------------
                                                              2001             2000                 1999
                                                                                             as restated
                                                                                           (See Note 16)
                                                                 $                $                    $
         Effect of warrants/options and
             convertible loans issued                           33         (100,244)          (2,694,535)
         Interest income                                   112,302          329,424                    -
         Interest expense                               (1,177,712)        (487,110)          (4,266,534)
         Foreign currency exchange loss                 (1,093,303)        (443,393)          (4,713,791)
                                                       -------------------------------------------------

                                                        (2,158,680)        (701,323)         (11,674,860)
                                                       =================================================


         Results of operations for 2001 include a foreign currency exchange loss on disposal of Unimedia in the amount of $784,000. In 2000 and 1999, the foreign currency exchange loss arose primarily from the exchange differences arising in the inter-company loan between CM(UK) and Onyx recorded in pounds sterling and German Marks, respectively. In September 2000, actions were taken to recapitalize ONYX and permit the reimbursement of amounts borrowed from CM (UK) by ONYX. The reimbursement rates were contractually fixed as those at January 1, 2000 resulting in a reversal of some of the exchanges losses already recorded. These inter-company loans were effectively reimbursed in October 2000.

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


12.      INCOME TAXES

         Net operating loss carry forwards which give rise to deferred tax assets are as follows:

                                                                                  December 31,
                                                             -----------------------------------------------------
                                                                     2001                2000                 1999
                                                                        $                   $                    $
                Deferred tax asset on unrealized tax losses    33,787,000          26,909,000           23,251,000
                Timing differences                                409,000             409,000              409,000
                                                             ------------         -----------          -----------
                Valuation allowances                          (34,196,000)        (27,519,000)         (23,660,000)
                                                             ------------         -----------          -----------
                Total deferred tax assets                               -                   -                    -
                                                             ============         ===========          ===========

         The Company has significant deferred tax assets (approximately $33,787,000) corresponding to tax losses arising primarily from the operating losses incurred by Onyx in Germany. These tax losses are available to be carried forward indefinitely to be set off against future profits in Germany. However, since the Company has never been profitable since its inception and since management is forecasting that the Company will not be profitable in 2002, no credit for income tax has been recorded. The Company will continue to review its tax valuation allowance in future periods.

13.      LITIGATION

         In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favor of Onyx. The plaintiff appealed against the ruling and claimed (euro)85,900 (US$85,300) in respect of his 1997 salary. In December 2001, the plaintiff increased his claim to a total of (euro)333,000, which includes his salary for 1998 and 1999, as well as an indemnity regarding his departure. In June 2002, the court ruled in favor of the plaintiff. Onyx intends to appeal this decision and believes that it has valid defense and/or offsets to this claim. However, there can be no assurance as to the outcome of the matter.

         Unimedia has two minority shareholders who have brought numerous legal actions against Unimedia and/or its management. To date, all of these actions have been unsuccessful. The Company is indemnifying Gilles Assouline with respect to these claims and there can be no assurance as to the outcome of the matter.

         In June 2000, Onyx+, which was planning to broadcast its digital channels directly from Germany, signed a service agreement with Mediagate. As a result of the numerous delays taken by the cable operators with respect to the development of digital cable services in Germany combined with the failure of certain conditions precedent to the use by Onyx+ of the services provided by Mediagate, this agreement never became applicable. Mediagate has taken the position that Onyx+ was obligated under the contract, and has been invoicing Onyx+ at a

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


monthly rate of (euro) 220,000 (approximately $195,000) starting January 2001. Mediagate has brought legal action against Onyx+ with respect to its non-payment of these invoices and for breach of contract. While Onyx+ has and will continue to vigorously dispute the application of this agreement, there can be no assurance as to the outcome of the pending litigation with Mediagate.

14.      CAPITAL STRUCTURE

         At a stockholders' meeting held on October 22, 1999, the stockholders approved a reverse split of the Company's authorized capital on a one new share for ten old shares basis, with the Company's authorized shares remaining at 50 million shares.

14.1     WARRANTS

The Company has the following issued and vested warrants to purchase common stock outstanding at December 31, 2001, 2000 and 1999:

Description                     December 31,     Lapsed      Granted       December 31,    Excercised      Granted     December 31,
                                        2001                                       2000                                        1999
Warrants for common stock
Exercisable at $40.00 (1)(2)         633,914             -            -         633,914            -             -          633,914
Warrants for common stock
Exercisable at $31.25 (2)             51,119             -            -          51,119            -             -           51,119
Warrants for common stock
Exercisable at $25.00 (2)            129,767             -            -         129,767            -             -          129,767
Warrants for common stock
Exercisable at $1.00               3,150,000    (3,387,339)           -       6,537,339     (650,000)    3,650,000        3,537,339
(3)(4)(5)
Warrants for common stock
Exercisable at $0.60 (6)           1,073,933             -    1,073,933               -            -             -                -
                              -----------------------------------------------------------------------------------------------------

                                   5,038,733    (3,387,359)   1,073,933       7,352,139     (650,000)    3,650,000        4,352,139
                              =====================================================================================================

          (1)  Includes 180,000 warrants issued and vested to AB Groupe.

          (2)  Warrants expire January 19, 2003.

          (3) Warrants outstanding at December 31, 1999 included a warrant to purchase 1.6 million shares for $1.0 per share. This warrant expired in October 2001.

          (4) Warrants granted in 2000 include 1,500,000 warrants issued and vested to AB Groupe, 500,000 warrants issued and vested to Superstar and 1,650,000 warrants issued and vested to Company's former officers and staff members.

          (5) Warrant to purchase 650,000 shares was exercised in 2000 by Superstar. There is a dispute as to whether AB Groupe exercised a warrant to purchase 2.6 million shares during the same period. See Note 7. See also Note 19.

          (6) Shares issuable on conversion of a convertible loan through the exercise of this warrant. See Note 7.

         The Company offered generally to warrant holders whose warrants have an exercise price of $25.00 per share, $31.25 per share and $40.00 per share the right, for a period of nine months expiring on October 19, 2000, to exercise their warrants and receive two shares of Common Stock at an exercise price of $3.00 per share. For the same period, the Company also granted its warrant holders the right to subscribe to purchase 156,416 shares of common stock on the basis of two shares for each of the 78,208 warrants which they hold, but at an exercise price of

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


$2.00 per share. No warrants were exercised during this period and the exercise price of these warrants remains at $25.00, $31.25 and $40.00 per share, respectively.

         In January 2000, the Company granted warrants to purchase 1,650,000 shares at an exercise price of $1.00 per share. Of these warrants, 250,000 were granted to staff members, 650,000 were granted to Jean Francois Klein, the Company's Chief Financial Officer and the Chief Financial Officer of AB Groupe, 250,000 were granted to David Ho, 250,000 were granted to Gilles Assouline and 250,000 were granted to Michel Assouline. These warrants are exercisable for a three year period following the effective registration of these warrants.

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

14.2     OPTIONS

                                                                            Outstanding       Granted /        Outstanding
             Description            Outstanding at   Vested     Lapsed          at             Vested              at
                                      December 31,                          December 31,                       December 31,
                                         2001                                   2000                             1999 (2)
Exercisable at $1.00 (1)                     -          -                           -         600,000                  -

Executive officers options              37,500          -                      37,500               -             37,500
exercisable @ $5.70 of which vested     37,500          -                      37,500           7,500             30,000

Officers options exercisable @          30,000          -                      30,000               -             30,000
$25.00 fully vested

Executive officers options             266,665          -      (123,335)      400,000               -            400,000
exercisable @ $3.50 of the 400,000
options initially granted from which
133,335 lapsed due to
resignations
of which vested                        266,665     26,668                     239,997          79,998            159,998

Non-employee directors options          50,000          -                      50,000               -             50,000
exercisable @ $3.50
fully vested
                                    ---------- ---------- -------------- ------------ --------------- ------------------
Total exercisable                      384,165     26,668      (123,335)      517,500         687,498            517,500
                                    ========== ========== ============== ============ =============== ==================

     (1) Options to purchase 600,000 shares at $1.00 per share were granted in January 2000 to Gralec Establishment. None of these options had been exercised when they expired in October 2000.

     (2) No options were granted during fiscal year 1999. 80,000 options to executive officers at $3.50 per share and 7,500 options at $5.70 per share vested in the period.

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


         On August 1, 1997, the Company entered into employment agreements with two of its former executive officers providing for them to receive in addition to other compensations, options to purchase 20,000 and 17,500 shares of common stock at an exercise price of $5.70 per share, the price at which transactions were effected at that time. The options vested 2/5 upon the effective date of the agreement and were vested 1/5 on each of the first, second and third anniversaries, respectively, of the agreement. These options expire 36 months from the date of their effective registration.

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

         In 1998, Unimedia transferred 154,000 shares of Common Stock to Gralec Establishment for an aggregate purchase price of $500,000. The shares of Common Stock transferred to Gralec have now been registered, according to a registration rights agreement. The Company, however, failed to register the Common Stock by November 30, 1999 as required under this registration rights agreement. In order to extend the period during which registration of the Common Stock could be completed, the Board approved on December 29, 1999; (1) to sell to Gralec 220,000 shares against transfer of the net proceeds from the sale of 50,000 ActivCard shares previously sold by Unimedia to Gralec in 1996, and (2) to grant Gralec Establishment an additional option to purchase 600,000 shares of our authorized but issued Common Stock at an exercise price of $1.00 per share for a period of nine months. On January 19, 2000 all shares and options granted to Gralec were effectively registered. These options expired unexercised on October 19, 2000.

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


14.3     ISSUANCE OF COMPANY SHARES

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
                          =========            =========           =========            =========        =========

         These warrants expired unexercised on December 31, 2000.

         On April 21, 2000, the Board authorized the issuance of up to 500,000 shares to each AB Groupe and Superstar at $1.50 each prior to July 2000. Of these shares, 780,000 shares were effectively issued and paid. AB Groupe and Superstar purchased 480,000 and 300,0000 new shares, respectively, out of which an aggregate number of 280,000 shares were effectively subscribed for prior to June 30, 2000 and 500,000 shares were effectively subscribed for in July 2000.

         In September 2000, Superstar exercised 650,000 warrants and 650,000 shares of common stock were issued by the Company to Superstar.

         In October 2000, FA Television Holdings LLC, a joint venture Company among Allied Capital, Gilles Assouline and Michel Assouline, purchased 600,000 shares of common stock for an aggregate purchase price of $840,000. The Company has agreed to register these shares.

         After all of these share issuances, at December 31, 2001 the Company has 33,432,710 shares of common stock outstanding and AB Groupe's and Superstar's stock holding represented 53.23% and 31.08%, respectively. Including warrants and options, the total potential number of shares would be 40,536,135 and the respective holdings would be 54.07% and 25.63%.

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


14.4     FAIR VALUE OF THE OPTIONS AND WARRANTS ISSUED

         The fair value of the options and warrants issued has been calculated using Black-Scholes option-pricing model at the date of grant. This model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.

         This data is summarized in the table below:


                                Stock compensation and third parties
                                         warrants or options               Debt issued with warrants
                               ---------------------------------------------------------------------------

Dividend yield                                    0                                    0
Expected volatility                            45-50%                                45-50%
Interest rate                                4.59-6.58%                            5.38-6.48%
Expected life                                0.2-3 years                            2 years
Marketability discount                           75%                                  75%
Fair value                                   $1,744,744                             $230,797


15.      LIQUIDITY AND CAPITAL RESOURCES

         The ownership, development and operation of a television station requires substantial funding. The Company has never been cash flow positive or profitable since inception and has historically funded its working capital requirements from sales of equity securities and debt financing.

         Following the reverse split, in accordance with its financial arrangements with AB Groupe and Superstar, the Company issued 22,598,255 post reverse split shares in conversion of $22,598,255 of outstanding convertible debt, including $4,649,839 of accrued interest and penalties. The Company also issued 789,999 additional shares in conversion of $790,000 of certain sundry loans and 344,000 additional shares to other parties to which it was obligated, including Instar Holdings Inc., which received 200,000 shares as part of a settlement of certain litigation with the Company.

         For a description of the loans to the Company by AB Groupe since January 1, 2000, see Note 7. See also Note 14 for a description of share issuances during 2000 and 2001.

         On September 25, 2000 the Board of the Company authorized a (euro)38.9 million capital injection into Onyx to be funded through (i) a short term loan from AB Groupe in the amount of euro 36,200,000 and (ii) the exercise by AB Groupe of 2.6 million warrants with an exercise price of $1 per share. After this capital increase, the Company directly owned 66.7 % of Onyx while its wholly owned subsidiary, CM (UK), continued to own 33.33 % of Onyx. See Note 18. In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES



million warrants at $1 as scheduled in the agreement dated October 20, 2000. See Notes 7 and 19.

         In February 2001, the Company accepted a funding proposal from AB Groupe to loan the Company $800,000, which funds were required to support the Company's operations. The loan bears interest at 10% per annum and was due on April 30, 2001. Since the loan was not repaid by that date, it is, at AB Groupe's option, convertible into shares at a conversion price of $0.60 per share. The Company is also currently exploring alternative funding solutions and available capital formation options to repay this loan and to otherwise meet the Company's working capital requirements.

         In November 2001, the Company accepted a funding proposal from AB Groupe to enable the Company to meet the immediate financing requirements of is technology activities and conclude an agreement regarding their sale. As a result, the Company borrowed a total of $684,339. This loan, which bears 10% interest per annum, is due in December 2002.

         See Note 19 for a description of recent changes in the funding agreement between the Company and AB Groupe.

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

                                                                 As reported      As restated
                                                                      ($)              ($)
Year ended December 31, 1999
Operating loss                                                   (7,503,198)       (8,062,511)
Financial expense net                                            (8,980,325)      (11,674,860)
Loss from continuing operations before taxation                 (14,682,703)      (17,936,551)
Net loss                                                        (14,624,976)      (17,878,824)
Net loss per share basic and diluted                                $ (1.90)          $ (2.32)

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


17.      SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA

         The following financial information is summarized by business segment and country.

         - The television media segment contains the operations of Onyx and Onyx+; and

         - The technology segment contains the operations of Unimedia, Pixel and TopCard.

         Capital Media Group's activities are concentrated in Germany, France and Israel (Revenues account for: to December 2001 - approximately 77.3%, 16.4% and 6.3% respectively, to December 2000 - approximately 75%, 13% and 12% respectively, and to December 1999 - approximately 67%, 15% and 18% respectively).

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES



    Year ended December 31, 2001                     Television       Technology     Elimination &        TOTAL
                                                       Media                            Corporate
    Revenues                                          3,367,940          990,827                -         4,358,767
    Inter-segment revenues                                    -                -                -                 -
                                                    -----------      -----------      -----------       -----------
    Total revenues                                    3,367,940          990,827                -         4,358,767

    Income (losses) from operations                  (4,301,954)      (1,152,672)      (1,857,765)       (7,312,391)

    Other income (expense)                                    -          153,175         (353,852)         (200,677)
    Interest expenses                                  (148,219)         (47,119)        (870,040)       (1,065,378)
    Other financial income (expense), net                     -          (54,821)      (1,038,481)       (1,093,302)
    Equity in net losses of affiliates                        -                -                -                 -
    Income tax benefit                                        -                -                -                 -
    Minority interest                                   615,893                -                -           615,893
                                                    -----------      -----------      -----------       -----------

    Net loss                                         (3,834,280)      (1,101,437)      (4,120,138)       (9,055,855)
                                                    ===========      ===========      ===========       ===========

    Total assets                                      1,487,535                -          160,620         1,648,155
                                                    ===========      ===========      ===========       ===========

    Capital expenditure                                  71,147          189,545                -           260,692
                                                    ===========      ===========      ===========       ===========

    Depreciation of fixed assets                        308,533           55,399            1,845           365,777
                                                    ===========      ===========      ===========       ===========



                                           Germany            France           Israel         Other          TOTAL
                                                                                             Corporate

    Revenues                               3,367,940           714,367          276,460              -       4,358,767
    Inter-segment revenues                         -                 -                -              -               -
                                         -----------       -----------      -----------    -----------     -----------
    Total revenues                         3,367,940           714,367          276,460              -       4,358,767

    Income (losses) from operations       (4,301,954)       (1,096,843)         (55,829)    (1,857,765)     (7,312,391)

    Other income (expense)                         -           153,175                -       (353,852)       (200,677)
    Interest expenses                       (148,219)          (18,375)         (28,744)      (870,040)     (1,065,378)
    Other financial income
    (expense), net                                 -           (81,104)          26,283     (1,038,481)     (1,093,302)
    Equity in net losses of
    affiliates                                     -                 -                -              -               -
    Income tax benefit                             -                 -                -              -               -
    Minority interest                        615,893                 -                -              -         615,893
                                         -----------       -----------      -----------    -----------     -----------

    Net loss                              (3,834,280)       (1,043,147)         (58,290)    (4,120,138)     (9,055,855)
                                         ===========       ===========      ===========    ===========     ===========

    Total assets                           1,487,535                 -                -        160,620       1,648,155
                                         ===========       ===========      ===========    ===========     ===========

    Capital expenditure                       71,147           189,545                -              -         260,692
                                         ===========       ===========      ===========    ===========     ===========

    Depreciation of fixed assets             308,533            35,712           19,687          1,845         365,777
                                         ===========       ===========      ===========    ===========     ===========

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES



    Year ended December 31, 2000                    Television        Technology     Elimination &        TOTAL
                                                      Media                            Corporate
    Revenues                                          2,089,764          697,736                -         2,787,500
    Inter-segment revenues                                    -                -                -                 -
                                                    -----------      -----------      -----------       -----------
    Total revenues                                    2,089,764          697,736                -         2,787,500

    Income (losses) from operations                  (8,371,958)      (1,122,762)      (3,220,315)      (12,715,035)

    Other income (expenses)                             115,856           23,546         (236,832)          (97,430)
    Interest income / (expense)                          84,289          (29,052)        (313,167)         (257,930)
    Other financial income (expense), net                    96          199,236         (642,725)         (443,393)
    Equity in net losses of affiliates                        -          (44,650)               -           (44,650)
    Income tax benefit                                        -            9,689                -             9,689
    Minority interest                                   453,995                -                -           453,995
                                                    -----------      -----------      -----------       -----------

    Net loss                                         (7,717,722)        (963,993)      (4,413,039)      (13,094,754)
                                                    ===========      ===========      ===========       ===========

    Total assets                                      1,613,140        2,928,113          949,784         5,497,037
                                                    ===========      ===========      ===========       ===========

    Capital expenditure                               1,007,919          120,763                -         1,128,682
                                                    ===========      ===========      ===========       ===========

    Depreciation of fixed assets                        833,472           67,418            3,359           904,249
                                                    ===========      ===========      ===========       ===========


                                          Germany           France         Israel          Other           TOTAL
                                                                                         Corporate

    Revenues                               2,089,764           363,736        334,000               -      2,787,500
    Inter-segment revenues                         -                 -              -               -              -
                                         -----------       -----------    -----------     -----------    -----------
    Total revenues                         2,089,764           363,736        334,000               -      2,787,500

    Income (losses) from operations       (8,371,958)       (1,141,220)        18,458      (3,220,315)   (12,715,035)

    Other income (expense)                   115,856            24,024           (478)       (236,832)       (97,430)
    Interest income / (expense)               84,289            34,948        (64,000)       (313,167)      (257,930)
    Other financial income
    (expense), net                                96           225,519        (26,283)       (642,725)      (443,393)
    Equity in net losses of
    affiliates                                     -                 -        (44,650)               -       (44,650)
    Income tax benefit                             -             9,689              -               -          9,689
    Minority interest                        453,995                 -              -               -        453,995
                                         -----------       -----------    -----------     -----------    -----------

    Net loss                              (7,717,722)         (847,040)      (116,953)     (4,413,039)   (13,094,754)
                                         ===========       ===========    ===========     ===========    ===========

    Total assets                           1,619,140         1,488,093      1,440,020         949,784      5,497,037
                                         ===========       ===========    ===========     ===========    ===========

    Capital expenditure                    1,007,919           117,763          3,000               -      1,128,68
                                         ===========       ===========    ===========     ===========    ===========

    Depreciation of fixed assets             833,472            40,418         27,000           3,359        904,249
                                         ===========       ===========    ===========     ===========    ===========

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES

    Year ended December 31, 1999                    Television       Technology      Elimination &        TOTAL
                                                      Media                            Corporate
    As restated (See note 16)

    Revenues                                          1,816,016          912,955                -         2,728,971
    Inter-segment revenues                                    -                -                -                 -
                                                    -----------      -----------      -----------       -----------
    Total revenues                                    1,816,016          912,955                -         2,728,971

    Income (losses) from operations                  (4,772,697)        (348,131)      (2,941,683)       (8,062,511)

    Other income (expenses)                              27,837          104,275        1,676,783         1,808,895
    Interest revenue                                          -            4,259                -             4,259
    Interest expenses                                   (85,224)        (118,920)      (6,761,184)       (6,965,328)
    Other financial income (expense), net            (3,622,693)         126,841       (1,217,939)       (4,713,791)
    Equity in net losses of affiliates                        -           (8,075)               -            (8,075)
    Income tax benefit                                    3,645          (54,082)               -            57,727
    Minority interest                                         -                -                -                 -
                                                    -----------      -----------      -----------       -----------

    Net loss                                         (8,449,132)        (185,669)      (9,244,023)      (17,878,824)
                                                    ===========      ===========      ===========       ===========

    Total assets                                        670,591        2,247,572        2,166,930         5,085,093
                                                    ===========      ===========      ===========       ===========

    Capital expenditure                                 633,643                -            9,223           642,866
                                                    ===========      ===========      ===========       ===========

    Depreciation of fixed assets                        274,360          111,843           12,944           399,147
                                                    ===========      ===========      ===========       ===========



                                            Germany           France         Israel          Other           TOTAL
                                                                                           Corporate

    Revenues                               1,816,016           428,955        484,000               -      2,728,971
    Inter-segment revenues                         -                 -              -               -              -
                                         -----------       -----------    -----------     -----------    -----------
    Total revenues                         1,816,016           428,955        484,000               -      2,728,971

    Income (losses) from operations       (4,772,697)         (470,131)       122,000      (2,941,683)    (8,062,511)

    Other income (expense)                    27,837           104,275              -       1,676,783      1,808,895
    Interest revenue                               -             4,259              -               -          4,259
    Interest expenses                        (85,224)          (20,920)       (98,000)     (6,761,184)    (6,965,328)
    Other financial income
    (expense), net                        (3,622,693)          126,841              -      (1,217,939)    (4,713,791)
    Equity in net losses of
    affiliates                                     -                 -         (8,075)               -        (8,075)
    Income tax benefit                         3,645           (50,282)         3,800               -         57,727
    Minority interest                              -                 -              -               -              -
                                         -----------       -----------    -----------     -----------    -----------

    Net loss                              (8,449,132)         (205,394)        19,725      (9,244,023)   (17,878,824)
                                         ===========       ===========    ===========     ===========    ===========

    Total assets                             670,591         1,578,847        668,725       2,166,930      5,085,093
                                         ===========       ===========    ===========     ===========    ===========

    Capital expenditure                      633,643                 -              -           9,223        642,866
                                         ===========       ===========    ===========     ===========    ===========

    Depreciation of fixed assets             274,360            64,843         47,000          12,944        399,147
                                         ===========       ===========    ===========     ===========    ===========

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


18.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Results for the quarterly periods in the years ended December 31, 2001 and 2000 are as follows:

                                             First              Second             Third               Fourth
                                            Quarter            Quarter            Quarter              Quarter
          2001

          Operating Revenues                900,034             1,075,610          1,020,350             1,362,773

          Total operating expenses       (2,949,152)           (3,175,786)        (3,070,885)           (2,475,335)

          Operating Loss                 (2,049,152)           (2,100,176)        (2,050,535)           (1,112,528)

          Net loss                       (2,256,539)           (2,300,797)        (1,782,106)           (2,716,413)

          Net loss per diluted share          (0.07)                (0.07)             (0.05)                (0.08)




                                             First              Second              Third               Fourth
                                            Quarter             Quarter            Quarter             Quarter

          2000

          Operating Revenues                834,414               729,028            573,067               650,991

          Total operating expenses       (4,225,997)           (3,610,945)        (2,990,919)           (4,674,674)

          Operating Loss                 (3,391,583)           (2,881,917)        (2,417,852)           (4,023,683)

          Net loss                       (4,230,561)           (3,935,992)        (2,367,145)           (2,561,056)

          Net loss per diluted share          (0.15)                (0.13)             (0.08)                (0.07)



NOTE 19.  SUBSEQUENT EVENTS

         In July 2002, the Company entered into an agreement with AB Groupe which provides for the following with respect to the unpaid loans:

         (1) The 2.6 million warrants will be deemed to have been exercised and the loan converted into equity with an issue price of $1.00 per share as of September 2002;

         (2) The loans will all bear interest at the rate of 10% per annum;

         (3) As of September 10, 2002, we owed AB Groupe an aggregate (excluding interest) of (euro)12,218,818 (principal of (euro)10,510,033 plus
(euro)1,708,785 in fees due to AB Groupe under the services agreement). All outstanding loans will be consolidated into a single promissory note that will bear interest at the rate of 10% per annum. The principal amount of
(euro)10,510,033 and all accrued and unpaid interest will be due and payable in full on the earlier of a sale of our assets, a refinancing of our outstanding debt, or March 31, 2003. Additionally, AB Groupe is currently loaning to us
(euro)1,708,785 to pay outstanding fees due to AB Groupe for services rendered through this date. Such amount will be represented by a promissory note on the same terms as the above referenced loan.

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


         AB Groupe has also agreed to fund up to an additional (euro)2.0 million to the Company, on the same terms as described above. However, AB Groupe will not be obligated to advance additional funds in the event of a material adverse change in the business, operations or financial condition of Onyx.

         As part of the agreement, the Company and AB Groupe also settled an outstanding dispute relating to two invoices which had been presented to the Company by AB Groupe. The first, relating to a proposed $600,000 charge for broadcast services during the fourth quarter of 2000 was compromised to $420,000. The full amount of the disputed invoice is included in accounts payable at December 31, 2001, and $180,000 of such amount will be reversed at June 30, 2002. The second, relating to services which AB Groupe allegedly rendered to Onyx+, in the amount of $140,000, was also resolved, and such invoice remains due and payable.

                                  Exhibit Index

Exhibit Number      Exhibit Description

22.1                Subsidiaries

99.1                Certifying Statement of the Chief Executive Officer to
                    Section 1350 of Title 18 of the United States Code

99.2 Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code