Form 10-Q
period 2001-06-30
CAPITAL MEDIA GROUP LTD
filed 2002-12-23
CIK 790025

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                         Commission File No. 000-21051

                          CAPITAL MEDIA GROUP LIMITED
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)

            NEVADA                                              87-0453100
----------------------------------------                 -----------------------
   (State or other jurisdiction of                              (IRS Employer
    incorporation or organization)                           Identification No.)


     Im Mediapark 6B 50670 Cologne,
                Germany
----------------------------------------                  ----------------------
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

                                Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 18, 2002 there were 36,032,710 shares of the Common Stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one)

                                Yes [X] No [_]

                         Part I. Financial Information

                                                                                                                     Page
                                                                                                                     ----
Item 1.       FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

              Consolidated Balance Sheet at June 30, 2001 (unaudited) and December 31, 2000.......................     3

              Unaudited Consolidated Statement of Operations for the three and six months ended June 30,
              2001 and June 30, 2000..............................................................................     4

              Unaudited Consolidated Statement of Changes in Stockholders' equity for the six months ended
              June 30, 2001.......................................................................................     5

              Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2001 and 2000......     6

              Notes to the Unaudited Consolidated Financial Statements............................................     7

CONSOLIDATED BALANCE SHEET AT JUNE 30, 2001
AND DECEMBER 31, 2000

                                                                Note                June 30,             December 31,
                                                                                        2001                     2000
                                                                                 (unaudited)
ASSETS                                                                                     $                        $
Cash and cash equivalents                                                             82,718                  929,913
Accounts receivable trade, net of allowances
for doubtful accounts of $29,403                                                     881,612                1,212,781
(December 31, 2000 - $19,498)
Inventories, net                                                                     166,948                  202,875
Prepaid expenses and deposits                                                        100,043                  176,460
                                                                             ---------------          ---------------
TOTAL CURRENT ASSETS                                                               1,231,321                2,522,029

Equity in affiliated companies                                                             -                   68,076
Intangible assets, net of accumulated amortization of
$5,116,378 (December 31, 2000 - $4,276,276)                                          928,158                1,693,282
Property, plant and equipment, net                                                   998,610                1,213,650
                                                                             ---------------          ---------------
TOTAL ASSETS                                                                       3,158,089                5,497,037
                                                                             ===============          ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                                                   2,868,198                3,021,802
Accrued expenses                                                                   1,531,465                1,464,360
Related parties loans repayable within one year                    3               7,463,108                5,733,819
Bank debt due within one year                                                      1,396,569                1,369,454
                                                                             ---------------          ---------------
TOTAL LIABILITIES                                                                 13,259,340               11,589,435

Minority Interest in Subsidiaries                                                     99,772                  382,057
                                                                             ---------------          ---------------
                                                                                  13,359,112               11,971,492
                                                                             ---------------          ---------------
Commitments and Contingencies                                      5                       -                        -

STOCKHOLDERS' DEFICIT
Common stock - 50,000,000 shares authorized:
$0.001 par value 33,432,710 (December 31, 2000 -                   6
  33,203,251) issued and outstanding,                                                 33,433                   33,203

Additional paid in capital                                                        66,449,459               66,449,689
133,058 shares held by subsidiary (December 31,
  2000 - 133,058) at cost                                                           (950,712)                (950,712)
                                                                             ---------------          ---------------
                                                                                  65,532,180               65,532,180
Cumulative translation adjustment                                                  8,035,765                7,205,017
Accumulated deficit                                                              (83,768,968)             (79,211,652)
Other movements                                                                            -                        -
                                                                             ---------------          ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                      (10,201,023)              (6,474,455)
                                                                             ---------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        3,158,089                5,497,037
                                                                             ===============          ===============

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months and six months ended June 30, 2001 and 2000

                                                                        Restated                              Restated
                                                 Three months       Three months         Six months         Six months
                                                        ended              ended              ended              ended
                                                June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                        Note      (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                            $                  $                  $                  $
Operating revenue                                   1,075,610            729,028          1,975,644          1,563,442

Operating costs
Staff costs                                           568,133            831,383          1,336,753          3,083,120
Depreciation and amortization                         838,294            262,167          1,079,969            487,771
Other operating expenses                            1,769,359          2,517,395          3,708,216          4,266,051
                                                 ------------       ------------       ------------       ------------
                                                   (3,175,786)        (3,610,945)        (6,124,938)        (7,836,942)

Operating loss                                     (2,100,176)        (2,881,917)        (4,149,294)        (6,273,500)

Other income (net)                                     35,793            107,315             93,733             62,845
Financial (expense) income net                       (237,661)        (1,151,173)          (845,024)        (2,024,454)
Equity in net loss of affiliates                      (23,661)           (10,217)                 -           (21,142)
                                                 ------------       ------------       ------------       ------------
Loss from operations before taxation                        -         (3,935,992)        (4,900,585)        (8,256,251)
Income tax benefit (expense)                                -                  -                  -               (302)
                                                 ------------       ------------       ------------       ------------
                                                   (2,325,705)        (3,935,992)        (4,900,585)        (8,256,553)

Minority interest                                      24,908                  -            343,269                  -
                                                 ------------       ------------       ------------       ------------
Net loss                                           (2,300,797)        (3,935,992)        (4,557,316)        (8,256,553)
                                                 ============       ============       ============       ============
Net loss per share
 -  basic                                              ($0.07)            ($0.13)            ($0.14)            ($0.28)
                                                 ============       ============       ============       ============
- diluted                                              ($0.07)            ($0.13)            ($0.14)            ($0.28)
                                                 ============       ============       ============       ============
Weighted average shares - basic                    33,432,710         30,097,695         33,432,710         29,406,307
                                                 ============       ============       ============       ============
Weighted average shares -diluted                   33,432,710         30,097,695         33,432,710         29,406,307
                                                 ============       ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the six months ended June 30, 2001

                                                                       Cumulative
                                                   Shares       Additional            Other
                                                   held by        paid-in         comprehensive     Accumulated
                            Common Stock         subsidiary       capital       income (deficit)      deficit             Total
                           Shares    $            $              $                  $                $                $
Balance at
January 1, 2001        33,203,251     33,203       (950,712)       66,449,689         7,205,017        (79,211,652)      (6,474,455)

Shares issued             229,459        230              -              (230)                -                  -                -

Translation
adjustment                                                                              830,748                             830,748

Net loss                                   -              -                 -                 -         (4,557,316)      (4,557,316)
                                                                                                                      -------------
Comprehensive loss                                                                                                       (3,726,568)
                       ----------   --------      ---------      ------------       -----------      -------------    -------------
Balance at
June 30, 2001          33,432,710     33,433       (950,712)       66,449,459         8,035,765        (83,768,968)     (10,201,023)
                       ==========   ========      =========      ============       ===========      =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2001 and 2000

                                                                         Six months         Six months
                                                                              ended              ended
                                                                           June 30,           June 30,
                                                                               2001               2000
                                                                                  $                  $
Cash flows from operating activities

Net loss                                                                 (4,557,316)        (8,256,553)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                         1,079,969            487,771

    Equity in net losses of affiliates and minority interests              (282,274)            21,142

Changes in assets and liabilities:
    (Increase) / Decrease in other assets and inventories                   132,540            (61,017)
    (Increase) / Decrease in accounts receivable                            331,166           (179,616)
    (Decrease) / Increase in accrued expenses and other
    liabilities                                                             (86,506)           154,581
                                                                      -------------       ------------
Net cash used in operations                                              (3,382,421)        (7,833,692)
                                                                      -------------       ------------
Cash flows from investing activities
Disposal/(acquisition) of plant and equipment                                30,464           (237,289)
Acquisition of intangible assets                                           (150,464)              (170)
Disposal of financial assets                                                 68,075            (26,114)
                                                                      -------------       ------------

Net cash (used) in investing activities                                     (51,925)          (263,573)
                                                                      -------------       ------------
Cash flows from financing activities
Increase in short term debt                                               1,729,288          2,180,000
Repayment of loans                                                                -           (100,000)
Conversion of loans                                                               -          2,433,666
Issuance of warrants/options and convertible loans                                -          1,790,747
                                                                      -------------       ------------

Net cash provided by financing activities                                 1,729,288          6,304,413
                                                                      -------------       ------------

Effect of exchange rate changes on cash                                     830,748          2,172,793
                                                                      -------------       ------------

Net (decrease) / increase in cash and cash equivalents                     (874,310)           379,941
Cash and cash equivalents at beginning of period                           (459,541)        (1,425,655)
                                                                      -------------       ------------

Net (debt) / cash and cash equivalents at end of period                  (1,333,851)        (1,045,714)
                                                                      =============       ============
Supplemental data:
Interest paid                                                               117,921            264,852
Income tax paid                                                                   -                298

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2001


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The condensed balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the Annual Report on Form 10-KSB of Capital Media Group Limited (the "Company") for the year ended December 31, 2000 (the "Form 10-KSB"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-KSB.

2.   GOING CONCERN

     The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2001 and the year ended December 31, 2000, the Company incurred net losses of $4,557,316 and $13,094,754, respectively.

     At June 30, 2001, the Company had net current liabilities of $12,028,019 and its total liabilities exceeded its total assets by $10,201,023. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company anticipates that any required funding will be made available by its majority stockholder, AB Groupe, although there can be no assurance that the necessary funding will become available.

     The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 8, the Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain successful operations.

3.   INTANGIBLE ASSETS

                                                June 30,        December 31,
                                                    2001                2000
                                                       $                   $

     Purchased broadcast licenses                342,350             223,642
     Computer Software                           589,247             661,054
     Other intangible assets                     545,434             517,357
     Goodwill                                  4,567,505           4,567,505
                                          --------------       -------------

                                               6,044,536           5,969,558
     Less accumulated amortization            (5,116,378)         (4,276,276)
                                          --------------       -------------

                                                 928,158           1,693,282
                                          ==============       =============

     *including an exceptional amortization of Unimedia goodwill in the amount of $600,000

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2001


     Goodwill net of amortization is as follows:

                                         June 30,       December 31,
                                             2001               2000
                                                $                  $

     Unimedia                             382,822          1,213,446
     TopCard                              278,805            336,614
     Pixel                                 16,435             28,945
                                      -----------      -------------

                                          678,062          1,579,005
                                      ===========      =============


4.   LOANS REPAYABLE WITHIN ONE YEAR

                                         June 30,       December 31,
                                             2001               2000
                                                $                  $

     AB Groupe S.A.                     7,089,034          5,488,970
     Interest accrued                     374,074            244,849
                                      -----------      -------------

     Related party loans                7,463,108          5,733,819
                                      ===========      =============

AB Groupe loans were received on the following dates:

     Date loan received                                   Amount in $
     --------------------------------------------------------------------------
     May 1999                                                 150,000 (1)(3)(6)
     August 1999                                              327,339 (1)(3)(6)
     December 1999                                            500,000 (1)(3)(6)
                                                          -----------
                                                              977,339
                                                          -----------

     January 2000                                             500,000 (1)(3)(6)
     March 2000                                             1,000,000 (1)(3)(6)
     June 2000                                                130,073 (2)(4)(5)
     August 2000                                              280,145 (2)(5)
     September 2000                                           130,073 (2)(5)
     October 2000                                           2,600,000 (1)
     October 2000                                               4,240 (2)(5)
                                                          -----------
                                                            4,624,531
                                                          -----------

     February 2001                                            186,437 (2)(7)
     March 2001                                               433,576 (2)(7)
     June 2001                                                867,151 (2)(8)
                                                          -----------
                                                            1,487,164

     Total                                                  7,089,034
                                                          -----------

--------------------------
(1)  Loans were made in U.S. Dollars.
(2) Loans were made in German Marks and Euros and translated to U.S. dollars at the exchange rate on the date of the loan.
(3) Loans bear interest at the rate of 10% per annum. Loans were originally two year loans. Loans are currently due on demand.
(4) Amount was classified as a trade payable at December 31, 2000, but has been reclassified as a loan.
(5)  Loans are due on demand with interest at the rate of 10% per annum.
(6) In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrant at $1.00 per share as scheduled in an agreement dated October 20, 2000. The Company disputed this and believed that an agreement had been reached with AB Groupe to exercise of the 2.6 million warrants or the time the funds were received. As described in Note 8, the dispute was recently settled and these warrants have been exercised in September 2002.
(7) Loans bear interest at 10% per annum and were originally due on April 30, 2001. Loans are currently due on demand. Loan is convertible through the exercise of a corresponding warrant at the option of the holder, into shares of Common Stock at a conversion price of $0.60 per share. See Note 6.1.
(8) Loan was due on June 25, 2002 bearing interest at 10% per annum and repayable in cash.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2001

5.        LITIGATION

          In June 1997, a former managing director of Onyx, Mr. Muller, whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favor of Onyx. The plaintiff appealed against the ruling and claimed (Euro)85,900 ($86,252) in respect of his 1997 salary. In December 2001, the plaintiff increased his claim to a total of (Euro)333,000 ($334,365), which includes his salary for 1998 and 1999, as well as an indemnity regarding his departure. In June 2002, the court ruled in favor of the plaintiff. Onyx has appealed this decision and believes that it has valid defense and/or offsets to this claim. However, there can be no assurance as to the outcome of the matter. In November 2002, Onyx was obliged to freeze (Euro)401,112 ($402,756) pending the outcome of the appeal. The next court proceedings are not expected until April 2003.

          Unimedia, a company sold in December 2001, has two minority shareholders who have brought numerous legal actions against Unimedia and/or its management. To date, all of these actions have been unsuccessful. The Company is indemnifying Gilles Assouline, its former Chairman and CEO, with respect to these claims. In November 2002, the Company was informed by Mr. Assouline that he had signed a settlement agreement with these minority shareholders, in which they renounce the pursuit of legal actions against Mr. Assouline and vice versa. However, Mr. Assouline's co-defendant in this legal action has not settled with these minority shareholders and has asked the court to consider that Mr. Assouline should be liable in part for any successful claim against the co-defendant. As a result, there can be no assurance that Mr. Assouline will not incur further legal expenses related to this action and/or that he would not be liable in part for a successful claim against the co-defendant.

          In June 2000, Onyx+, which was planning to broadcast its digital channels directly from Germany, signed a service agreement with Mediagate. As a result of the numerous delays taken by the cable operators with respect to the development of digital cable services in Germany combined with the failure of certain conditions precedent to the use by Onyx+ of the services provided by Mediagate, this agreement never became applicable. Mediagate has taken the position that Onyx+ was obligated under the contract and has been invoicing Onyx+ at a monthly rate of DM 430,000 (approximately $220,756) starting January 2001. Mediagate has brought legal actions against Onyx+ with respect to its non-payment of these invoices and for breach of contract. While Onyx+ has and will continue to vigorously dispute the application of this agreement, there can be no assurance as to the outcome of the pending litigation with Mediagate.

6.        CAPITAL STRUCTURE

6.1       COMMON STOCK PURCHASE WARRANTS

          The Company had the following issued and vested warrants to purchase common stock outstanding at June 30, 2001 and December 31, 2000:

Description                                    June 30,          Exercised           Granted     Lapsed       December 31,
                                                   2001                                                               2000
Warrants for Common Stock                       633,914               -                  -          -              633,914
Exercisable at $40.00
Warrants for Common Stock                        51,119               -                  -          -               51,119
Exercisable at $31.25
Warrants for Common Stock                       129,767               -                  -          -              129,767
Exercisable at $25.00
Warrants for Common Stock                     6,537,339               -                  -          -            6,537,339
Exercisable at $1.00(1)
Warrants for common stock                     1,333,333               -              1,333,333      -                    -
Exercisable at $0.60 (2)
                                            -----------         -----------         ----------  -------       ------------
                                              8,685,492               -              1,333,333      -            7,352,139

          (1) Includes 1,787,339 warrants issued and vested to AB Groupe, including 2.6 million warrants which the Company asserts AB Groupe agreed to exercise (see Note 4), and 1,600,000 issued and vested to Diamond Productions

          (2) Shares issuable on conversion of a convertible loan through the exercise of this warrant.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2001

For a description of the terms of the outstanding warrants, see Note 13.1 of Notes to Consolidated Financial Statements in the Form 10-KSB.


6.2     COMMON STOCK PURCHASE OPTIONS

                         Description                           Outstanding at      Granted/     Outstanding at
                                                                June 30, 2001      Vested        December 31,
                                                                                                     2000
     Executive officers options exercisable @ $5.70
     fully vested                                                      37,500         -                 37,500

     Officers options exercisable @ $25.00 fully vested                30,000         -                 30,000
     Executive officers options exercisable @ $3.50                   266,665         -                400,000
     of which vested (of the 400,000 options initially
     granted, 133,335 lapsed due to resignations)                     266,665      26,668              239,997

     Non-employee directors options exercisable @ $3.50
     fully vested                                                      50,000         -                 50,000

                                                              ------------------------------------------------
     Total exercisable                                                386,165      26,668              517,500
                                                              ================================================

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
                         =========             =========         =========             =========        =========

        The terms and conditions of this proposed share issuance were recommended by the audit committee of the Company's board on March 17, 2000. In concluding this price to be the fair value for the shares, the audit committee took into consideration the level of funding of the Company required until the end of 2000 and the poor level of trading activity of the Company's shares on the market (making, in their view, the market price of the Common Stock unreliable as a factor in determining value). These warrants (other than those relating to the shares issued to FA Television Holdings - see below) expired unexercised on December 31, 2000.

        On April 21, 2000, the Board authorized the issuance of up to 500,000 shares of Common Stock to each AB Groupe and Superstar at $1.50 each prior to July 2000. Of these shares, 780,000 shares were effectively issued and paid. AB Groupe and Superstar purchased 480,000 and 300,0000 shares of Common Stock, respectively, of which an aggregate number of 280,000 shares were effectively subscribed for prior to June 30, 2000 and 500,000 shares were effectively subscribed for in July 2000.

        In September 2000, Superstar exercised 650,000 warrants and 650,000 shares of Common Stock were issued by the Company to Superstar.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2001

       In October 2000, FA Television Holdings LLC, a joint venture Company among Allied Capital, Gilles Assouline and Michel Assouline, subscribed to purchase 600,000 shares of Common Stock for an aggregate purchase price of $840,000 with all such shares being issued from the 6.5 million shares reserved for certain shareholders including the management in March 2000. In October 2000, 600,000 new shares of Common Stock were issued to FA Television Holdings LLC. By a board decision of September 25, 2000, the Company agreed to register these shares.

       After all of these share issuances, at June 30, 2001, the Company has 33,432,710 shares of common stock outstanding and AB Groupe's and Superstar's stock holdings represented 53.24% and 30.75% of the Common Stock of the Company, respectively. Including warrants and options, the total potential number of shares of Common Stock held by AB Groupe and Superstar would be 42,502,347.

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

       This data is summarized in the table below:

       ---------------------------------------------------------------------------------------------
                                      Stock compensation and third            Debt issued
                                            parties warrants                 with warrants
                                               or options
       ---------------------------------------------------------------------------------------------
       Dividends yield                             0                               0
       ---------------------------------------------------------------------------------------------
       Expected volatility                      45-50 %                        45 -50 %
       ---------------------------------------------------------------------------------------------
       Interest rate                        4.59 % - 6.58 %                 5.38 % - 6.48 %
       ---------------------------------------------------------------------------------------------
       Expected life                         0,2 - 3 years                      2 years
       ---------------------------------------------------------------------------------------------
       Marketability discount                     75 %                           75 %
       ---------------------------------------------------------------------------------------------
       Fair value                             $ 1,744,744                      $ 230,757
       ---------------------------------------------------------------------------------------------

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2001

7.     CHANGE IN ACCOUNTING POLICY

       As of January 1, 2000 the Company has adopted the recognition provisions of SFAS No 123 - "Accounting for Stock Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options. The recognition provisions of SAFS 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are significantly modified. The adoption of SAFS 123 resulted in non cash charges to operations of $1,744,744 in 2000. The Company applied Accounting Principles Board opinion No. 25 - Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options, prior to January 1, 2000.

       Since the application of FAS 123 represents a change in accounting policy, the impact on the quarterly consolidated statement of operation previously published is as follows:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2001



                                                         As published       As recalculated
       Six months ended June 30, 2000
       Operating loss                                       $(4,528,757)         $(6,273,500)
       Finance expense                                       (1,978,454)          (2,024,454)
       Loss from continuing operations before taxation       (6,465,508)          (8,256,251)
       Net loss                                              (6,465,806)          (8,256,553)
       Net loss per share basic and diluted                 $     (0.22)         $     (0.28)

                                                         As published       As recalculated
       Three months ended June 30, 2000
       Operating loss                                       $(2,731,022)         $(2,881,917)
       Financial expense                                     (1,123,173)          (1,151,173)
       Loss from continuing operations before taxation       (3,757,097)          (3,935,992)
       Net loss                                              (3,757,093)          (3,935,992)
       Net loss per share basic and diluted                 $     (0.12)         $     (0.13)

8.  SUBSEQUENT EVENTS

In December 2001, we sold our technology interest to Mr. Gilles Assouline, our former Chairman and Chief Executive Officer. These activities comprised Unimedia S.A., a holding company based in France, and two operating subsidiaries:

       (i) Pixel Ltd, an Israeli company, specialized in computer graphic and 3D animation for TV packaging, digital broadcasting and special effects; and

       (2) TopCard S.A., a French company, which has developed secured access smart card technology.

Pursuant to the terms of the agreement with Mr. Assouline, we sold our 98.33% interest in Unimedia in return for nominal consideration and a share in the proceeds from any sale of TopCard during the two year period following the agreement. We also waived our rights with regard to our previous financing of Unimedia in return for deferred payments in the event of an improvement in the performance of TopCard. As a result of the sale of our technology activities, we recorded a capital loss of approximately $1.3 million in our consolidated financial statements for 2001.

In September 2002, the Company entered into a global resolution of outstanding issues between itself and AB Groupe, which provides for the following with respect to all currently outstanding loans:

(1) The 2.6 million warrants (see Note 4-(6)) will be deemed to have been exercised and the loan converted into equity with an issue price of $1.00 per share as of September 2002;

(2)  The loans will all bear interest at the rate of 10% per annum;

(3)  As of September 10, 2002, the Company owed AB Groupe an aggregate of
     (Euro)12,218,818 (principal of (Euro)10,510,033 plus (Euro)1,708,785 in fees due to AB Groupe under the services agreement). All outstanding loans will be consolidated into a single promissory note that will bear interest at the rate of 10% per annum. The principal amount of (Euro)10,510,033 and all accrued and unpaid interest will be due and payable in full on the earlier of a sale of our assets, a refinancing of our outstanding debt, or March 31, 2003. Additionally, AB Groupe is currently loaning to us
     (Euro)1,708,785 to pay outstanding fees due to AB Groupe for services rendered through this date. Such amount will be represented by a promissory note on the same terms as the above referenced loan.

AB Groupe has also agreed to fund up to an additional (Euro)2.0 million to the Company, on the same terms as described above. However, AB Groupe will not be obligated to advance additional funds in the event of a material adverse change in the business, operations or financial condition of Onyx. As of November 30, 2003, CMG had drawn down (Euro)1,081,756 of this amount, of which (Euro)401,112 ($402,756) has been frozen pending the outcome of Onyx's appeal of the Muller litigation (see litigation).

As part of the agreement, the Company and AB Groupe also settled an outstanding dispute relating to two invoices, which had been presented to the Company by AB Groupe. The first, relating to a proposed $600,000 charge for broadcast services during the fourth quarter of 2000 was compromised to $420,000. The full amount on the disputed invoice is included in accounts payable at December 31, 2001, and $180,000 of such amount will be reversed at December 31, 2002. The second, relating to services, which AB Groupe allegedly rendered to Onyx+, in the amount of $140,000, was also resolved, and such invoice remains due and payable.

As of November 30, 2002, CMG owed AB Groupe a total of (Euro)13,365,928 including (Euro) 1,774,138 of accumulated interest and excluding outstanding fees for services rendered through this date. This debt is entirely due on March 31, 2003.

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

Results of Operations

Three and Six months ended June 30, 2001 compared to three and six months ended June 30, 2000

Operating revenues for the six months ended June 30, 2001 were $1,975,644, an increase of $412,202 or 26.37% compared to operating revenues of $1,563,442 for the same period in 2000. Revenues at Onyx Television and Onyx+ for the six months ended June 30, 2001 totaled $1,405,709, compared to $1,158,668 for the same period in 2000. This increase in revenues was primarily due to revenues generated by Onyx's teleshopping contract with RTL Group, which became effective in the beginning of March 2001.

Operating costs, including staff costs, depreciation and amortization decreased substantially during the six months ended June 30, 2001 compared to the six-month period ended June 30, 2000. The decrease in operating costs were primarily at Onyx. The Company also wrote down during the second quarter of 2001 $600,000 of goodwill relating to its ownership of Unimedia.

Financial expense, which was $845,024 for the six months ended June 30, 2001, decreased substantially compared to the same period in 2000. Financial expense was $2,024,454 for the first six month period of 2000.

As a result of all of the above factors, the Company incurred a net loss of $4,557,316 for the six months ended June 31, 2001 compared to $8,256,553 for the same period in 2000. The net loss per share for the six months ended June 30, 2001 (basic and diluted) was $0.14, compared to a net loss per share (basic and diluted) of $0.28 for the six months ended June 30, 2000.

Financial Condition. Liquidity and Capital Resources

General

The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, we have financed our capital requirements through sales of our equity securities and through debt financing. Since inception through June 30, 2001, we have incurred an accumulated deficit of approximately $83.8 million, principally related to the launch and operation of Onyx. At June 30, 2001, we had a negative working capital of $12.0 million.

The Company will require significant financing over the next twelve months in order to remain a going-concern, the amount of which will depend in part on the revenues generated by the Company. There can be no assurance that the Company will be successful in securing the necessary funds to finance its operation through 2002. Funding is expected to come from AB Groupe, the Company's majority stockholder, although there can be no assurance that AB Groupe will fund the amounts required.

Equity Offerings and Other Financing Agreements

In December 1999, AB Groupe made a loan to us of $500,000 for general working capital purposes. The term of the loan was two years and bears interest at the rate of ten percent (10%) per year. In connection with the loan, we granted AB Groupe a two year warrant to purchase 500,000 shares of common stock at the exercise price of $1.00 per share.

In January 2000, AB Groupe and Superstar made loans to us in the aggregate of $1,000,000. The proceeds were in part used to increase the capital investments in Onyx by $465,000 and TopCard by $225,000. The term of the loan was two years and accrues interest at the rate of ten percent (10%) per year. In connection with the loan, we granted AB Groupe and Superstar a two-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share.

In March 2000, AB Groupe loaned us an additional $1,000,000 for working capital. The term of the loan was two years with interest of ten percent (10%) per annum. In connection with the loan, we granted AB Groupe a two-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

At a board meeting held on April 21, 2000, the board authorized the issue of up to 500,000 shares to each Groupe AB and Superstar at $1.50 each prior to the end of July 2000. Out of these, 780,000 shares were effectively issued and paid. Groupe AB and Superstar purchased 480,000 and 300,000 new shares respectively, out of which an aggregate number of 280,000 shares were effectively subscribed prior to June 30, 2000 and 500,000 shares were effectively subscribed in July 2000.

In August 2000 and in September 2000, AB Groupe sent (Euro)306,775 ($302,874) and (Euro)153,388 ($151,454) respectively on behalf of the Company for same to participate in a capital increase in Onyx+.

In September 2000, Superstar exercised 650,000 warrants and 650,000 shares of Common Stock were issued by us to Superstar.

In October 2000, AB Groupe purportedly exercised 2.6 million warrants at an exercise price of $1.00 per share. AB Groupe disputed their exercise of these warrants and the accounts at December 31, 2001 include this amount as a loan from AB Groupe. As discussed in Note 8 to the Financial Statements included herein, as part of a recent resolution of outstanding issues between us and AB Groupe, AB Groupe exercised these options.

In October 2000, FA Television Holdings LLC, a United States company acting on behalf of Giles and Michel Assouline was authorized by our board at a meeting held on September 25, 2000 to subscribe 480,000 shares at $1.50 each and 120,000 shares at $1.00 each thus 600,000 new issued shares for an aggregate purchase price of $840,000.

In February 2001, we accepted a funding proposal from AB Groupe to loan the Company $800,000. AB Groupe loaned the Company (Euro)731,147 ($644,360) which was required to support the Company's operations. The loan was due on April 30, 2001. Since the loan was not repaid by that date, the loan is, at AB Groupe's option, convertible into shares of Common Stock at a conversion price of $0.60 per share.

In June 2001, we entered into a borrowing agreement with AB Groupe for up to
(Euro)3.5 million ($3.5 million). Under this agreement, we could borrow up to this amount prior to December 31, 2001. The loan bears interest at 10% per annum and was due on June 25, 2002. As of December 31, 2001, we had borrowed (Euro)3.5 million ($3.5 million) pursuant to this agreement with AB Groupe.

In November 2001, the Company accepted a funding proposal for AB Groupe to enable meet the immediate financing requirements of the technology activities and conclude an agreement regarding their sale. As a result the Company borrowed a total of (Euro)776,511 ($684,339). This loan, which bears 10% interest per annum, is due in December 2002.

In March 2002, we accepted a proposal for AB Groupe to provide additional funding under the same terms and conditions as the loans provided to us by AB Groupe in 2001.

As of September 10, 2002, we owed AB Groupe an aggregate of (Euro)12,218,818 (principal of (Euro)10,510,033 plus (Euro)1,708,785 in fees due to AB Groupe under the services agreement). As part of our resolution of outstanding issues with AB Groupe, we have consolidated all outstanding loans into a single promissory note that will bear interest at the rate of 10% per annum. The principal amount of (Euro)10,510,035 and all accrued and unpaid interest will be due and payable in full on the earlier of a sale of our assets, a refinancing of our outstanding debt, of March 31, 2003. Additionally, AB Groupe agreed to loan us (Euro)1,708,785 to pay outstanding fees due to AB Groupe for services rendered through this date. Such amount is represented by a promissory note on the same terms as the above referenced loan.

In addition, absent the occurrence of a material adverse change in the business, operations or financial condition of Onyx, AB Groupe committed to provide an additional (Euro)2.0 million in loans under the same terms and conditions as the loans described above. As of November 30, CMG had borrowed (Euro)1,081,756 under this financing arrangement.


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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks due to changes in currency exchange rates. The Company's revenues and net worth are affected by foreign currency exchange rates because its subsidiaries do business in various countries and because each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries' financial results are impacted by the value of the U.S. dollar at a time of the translation. A uniform 10% strengthening as of January 1, 2000 in the value of the dollar would have resulted in reduced revenues of $253,409 for the year ended December 31, 2000. A uniform 10% strengthening as of January 1, 1999 in the value of the dollar would have resulted in reduced revenues of $248,063 for the year ended December 31, 1999. A uniform 10% strengthening as of December 31, 2000 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $48,911. A uniform 10% strengthening as of December 31, 1999 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $76,807. The Company periodically evaluates the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. The Company attempts to mitigate its foreign exchange exposures by maintaining assets in the exposed currency wherever possible. The Company finds it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses.

                          PART II - Other Information


Item 1.  Legal Proceedings

                  In June 1997, a former managing director of Onyx, Mr. Muller, whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful while in July 1998 the court ruled in favor of Onyx. The plaintiff appealed against the ruling and claimed (Euro)85,900 ($86,252) in respect of his 1997 salary. In December 2001, the plaintiff increased his claim to a total of (Euro)333,000 ($334,365), which includes his salary for 1998 and 1999, as well as an indemnity regarding his departure. In June 2002, the court ruled in favor of the plaintiff. Onyx has appealed this decision and believes that it has valid defense and/or offsets to this claim. However, there can be no assurance as to the outcome of the matter. In November 2002, Onyx was obliged to freeze (Euro)401,112 ($402,756) pending the outcome of the appeal. The next court proceedings are not expected until April 2003.

                  Unimedia, a company sold in December 2001, has two minority shareholders who have brought numerous legal actions against Unimedia and/or its management. To date, all of these actions have been unsuccessful. The Company is indemnifying Gilles Assouline, its former Chairman and CEO, with respect to these claims. In November 2002, the Company was informed by Mr. Assouline that he had signed a settlement agreement with these minority shareholders, in which they renounced the pursuit of legal actions against Mr. Assouline and vice versa. However, Mr. Assouline's co-defendant in this legal action has nor settled with these minority shareholders and has asked the court to consider that Mr. Assouline should be liable in part for any successful claim against the co-defendant. As a result, there can be no assurance that Mr. Assouline will not incur further legal expenses related to this action and/or that he would not be liable in part for a successful claim against the co-defendant.

                  In June 2000, Onyx+, which was planning to broadcast its digital channels directly from Germany, signed a service agreement with Mediagate. As a result of the numerous delays taken by the cable operators with respect to the development of digital cable services in Germany combined with the failure of certain conditions precedent to the use by Onyx+ of the services provided by Mediagate, this agreement never became applicable. Mediagate has taken the position that Onyx+ was obligated under the contract and has been invoicing Onyx+ at a monthly rate of DM 430,000 (approximately $220,756) starting January 2001. Mediagate has brought legal actions against Onyx+ with respect to its non-payment of these invoices and for breach of contract. While Onyx+ has and will continue to vigorously dispute the application of this agreement, there can be no assurance as to the outcome of the pending litigation with Mediagate.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 CEO Certificate

                  99.2 CFO Certificate

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it caused this quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2002.

                                  CAPITAL MEDIA GROUP LIMITED

                                     By: /s/ Alain Krzentowski
                                         --------------------------------------
                                         Alain Krzentowski, President and Chief
                                         Executive Officer

                                     By: /s/ Jean-Francois Klein
                                         --------------------------------------
                                         Jean-Francois Klein
                                         Chief Financial Officer

Certification by the Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a):

I, Alain Krzentowski, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Capital Media Group Limited;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  December 20, 2002              By:  /s/ Alain Krzentowski
                                           -------------------------------------
                                           Alain Krzentowski
                                           President and Chief Executive Officer

Certification by the Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a):

I, Jean-Francois Klein, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Capital Media Group Limited;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  December 20, 2002                      By:  /s/ Jean-Francois Klein
                                                   ----------------------------
                                                   Jean-Francois Klein
                                                   Chief Financial Officer

                                  Exhibit Index

Exhibit Number       Exhibit Description

99.1                 CEO Certificate

99.2                 CFO Certificate