Form 10-Q
period 2001-09-30
CAPITAL MEDIA GROUP LTD
filed 2002-12-23
CIK 790025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                          Commission File No. 000-21051

                           CAPITAL MEDIA GROUP LIMITED
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                     87-0453100
    -------------------------------                    -------------------
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

     In Mediapark 6B 50670 Cologne,
               Germany
   --------------------------------                    -------------------
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

                                 Yes [X] No [_]

                         Part I. Financial Information

                                                                                            Page
                                                                                            ----
Item 1.       FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
Consolidated Balance Sheet at September 30, 2001 (unaudited) and December 31, 2000 ......    3

Unaudited Consolidated Statement of Operations for the three and nine months
ended September 30, 2001 and September 30, 2000 .........................................    4

Unaudited Consolidated Statement of Changes in Stockholders' equity for the nine
months ended September 30, 2001 .........................................................    5

Unaudited Consolidated Statement of Cash Flows for the nine months
ended September 30, 2001 and 2000 .......................................................    6

Notes to Unaudited Consolidated Financial Statements .................................... 7-30

CONSOLIDATED BALANCE SHEET AT SEPTEMEBER 30,
2001 AND DECEMBER 31, 2000

                                                          Note     September 30,
                                                                            2001          December 31,
                                                                     (unaudited)                 2000
ASSETS                                                                         $                    $
Cash and cash equivalents                                                132,411              929,913
Accounts receivable trade, net of allowances
for doubtful accounts of $31,660                                       1,108,419            1,212,781
(December 31, 2000 - $19,498)
Inventories, net                                                         244,201              202,875
Prepaid expenses and deposits                                             69,680              176,460
                                                                   -------------         ------------
TOTAL CURRENT ASSETS                                                   1,554,711            2,522,029

Equity in affiliated companies                                                 0               68,076
Intangible assets, net of accumulated amortization of
$5,237,240 (December 31, 2000 - $4,276,276)                              520,165            1,693,282
Property, plant and equipment, net                                       991,567            1,213,650
                                                                   -------------         ------------

TOTAL ASSETS                                                           3,066,444            5,497,037
                                                                   =============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                       3,226,167            3,021,802
Accrued expenses                                                       1,407,103            1,464,360
Related parties loans repayable within one year          3            10,948,581            5,733,819
Bank debt due within one year                                            455,883            1,369,454
                                                                   -------------         ------------

TOTAL LIABILITIES                                                     16,037,734           11,589,435

Minority Interest in Subsidiaries                                        (87,481)             382,057
                                                                   -------------         ------------

                                                                      15,950,253           11,971,492
                                                                   -------------         ------------

Commitments and Contingencies                            5                     -                    -

STOCKHOLDERS' DEFICIT

Common stock - 50,000,000 shares authorized:
$0.001 par value 33,432,710 (December 31, 2000 -        6
  33,203,251) issued and outstanding,                                     33,433               33,203
Additional paid in capital                                            66,449,459           66,449,689
133,058 shares held by subsidiary (December 31, 2000                    (950,712)            (950,712)
  - 133,058) at cost                                               -------------         -------------

                                                                      65,532,180           65,532,180
Cumulative translation adjustment                                      7,135,094            7,205,017
Accumulated deficit                                                  (85,551,084)         (79,211,652)
                                                                   -------------         ------------

TOTAL STOCKHOLDERS' DEFICIT                                          (12,883,810)          (6,474,455)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            3,066,444            5,497,037
                                                                   =============         ============

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months and nine months ended September 30, 2001 and 2000

                                                                                                              Restated
                                                     3 months           3 months           9 months           9 months
                                                        ended              ended              ended              ended
                                                September 30,      September 30,      September 30,      September 30,
                                        Note             2001               2000               2001               2000
                                                  (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                            $                  $                  $                  $
Operating revenue                                   1,020,350            573,067          2,995,994          2,136,509

Operating costs
Staff costs                                           597,992            657,349          1,934,745          3,740,469
Depreciation and amortization                         521,583            225,604          1,601,552            713,374
Other operating expenses                            1,951,310          2,107,966          5,659,526          6,374,018
                                                  -----------        -----------         ----------        -----------
                                                   (3,070,885)        (2,990,919)        (9,195,823)       (10,827,861)
Operating loss                                     (2,050,535)        (2,417,852)        (6,199,829)        (8,691,352)

Other (expense)                                        19,929            (22,667)           113,662             40,178
Financial (expense) income net                        (13,919)            (8,117)          (858,943)        (2,032,571)
Equity in net loss of affiliates                            -             (5,933)                 -            (27,075)
                                                  -----------        -----------         ----------        -----------
Loss from operations before taxation               (2,044,525)        (2,454,569)        (6,945,110)       (10,710,820)
Income tax benefit (expense)                                -                 (9)                 -               (311)
                                                  -----------        -----------         ----------        -----------
                                                   (2,044,525)        (2,454,578)        (6,945,110)       (10,711,131)

Minority interest                                     262,419             87,433            605,678             87,433
                                                  -----------        -----------         ----------        -----------
Net loss                                           (1,782,106)        (2,367,145)        (6,339,432)       (10,623,698)
                                                  ===========        ===========         ==========        ===========

Net loss per share
- basic                                                 (0.05)             (0.08)             (0.19)             (0.36)
                                                  ===========        ===========         ==========        ===========

- diluted                                               (0.05)             (0.08)             (0.19)             (0.36)
                                                  ===========        ===========         ==========        ===========

Weighted average shares - basic                    33,432,710         30,780,473         33,432,710         29,864,362
                                                  ===========        ===========         ==========        ===========

Weighted average shares -diluted                   33,432,710         30,780,473         33,432,710         29,864,362
                                                  ===========        ===========         ==========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the nine months ended September 30, 2001

                                                                    Cumulative
                                                    Shares    Additional        Other
                                                   held by       paid-in    comprehensive      Accumulated       Total
                              Common stock      subsidiary       Capital   Income (deficit)        deficit

                             Shares         $            $             $                 $               $              $
Balance at               33,203,251    33,203     (950,712)   66,449,689         7,205,017     (79,211,652)    (6,474,455)
January 1, 2001

Shares Issued               229,459       230            -          (230)                                               -

Translation

Adjustment                                                                          73,741                         73,741
Net loss                                    -            -             -                 -      (6,339,432)    (6,339,432)
                                                                                                              -----------
Comprehensive loss                                                                                             (6,265,691)
Other movements                                                                   (143,664)                      (143,664)
                         ----------    ------     --------    ----------         ---------     -----------    -----------
Balance at
September 30, 2001       33,432,710    33,433     (950,712)   66,449,459         7,135,094     (85,551,084)   (12,883,810)
                         ==========    ======     ========    ==========         =========     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF
CASH FLOWS
For the nine months ended September 30, 2001, and 2000

                                                                          9 months ended     9 months ended
                                                                           September 30,      September 30,
                                                                                    2001               2000
                                                                                       $                  $
Cash flows from operating activities

Net loss                                                                      (6,339,432)       (10,623,698)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                              1,601,552            713,374
    Equity in net losses of affiliates and minority interests                   (469,537)            32,729
    Other non-cash items                                                               -                  -
Changes in assets and liabilities:
    (Increase) / Decrease in other assets and inventories                         87,397          1,741,248
    (Increase) / Decrease in accounts receivable                                 104,362            (52,751)
    (Decrease) / Increase in accrued expenses and other liabilities             (135,855)         1,285,654
                                                                              ----------        -----------
Net cash used in operations                                                   (4,879,803)        (6,903,444)
                                                                              ----------        -----------
Cash flows from investing activities
Acquisition of plant and equipment                                               (46,008)          (221,317)
Acquisition of intangible assets                                                (171,248)           (29,106)
Disposal of financial assets                                                      68,075              6,985
                                                                              ----------        -----------
Net cash (used) in investing activities                                         (149,181)          (243,438)
                                                                              ----------        -----------
Cash flows from financing activities
Increase in short term debt                                                    5,188,764          1,911,630

Repayment of loans                                                                     -           (250,000)
Issuance of shares                                                                     -          4,613,667
                                                                              ----------        -----------
Net cash provided by financing activities                                      5,188,764          6,275,297
                                                                              ----------        -----------

Effect of exchange rate changes on cash                                          (69,708)         1,131,358
                                                                              ----------        -----------
Net (decrease) / increase in cash and cash equivalents                            90,072            259,773
Cash and cash equivalents at beginning of period                                (413,544)        (1,425,655)
                                                                              ----------        -----------
Net (debt) / cash and cash equivalents at end of period                         (323,472)        (1,165,882)
                                                                              ==========        ===========
Supplemental data :
Interest paid                                                                    456,947            367,594

Income tax paid                                                                        -                311

The accompanying notes are an integral part of these consolidated financial statements.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2001

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The condensed balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the Annual Report on Form 10-KSB of Capital Media Group Limited ("Company") for the year ended December 31, 2000 (the "Form 10-KSB"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-KSB.

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company incurred net losses of $6,339,432 and $13,094,754, respectively.

         At September 30, 2001, the Company had net current liabilities of $14,483,023 and its total liabilities exceeded its total assets by $12,883,810. These factors among others raise substantial doubt about the Company's its ability to continue as a going concern for a reasonable period of time. The Company anticipates that any required funding will be made available by its majority stockholder, AB Groupe, although there can be no assurance that the necessary funding will become available.

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

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2001

3.       INTANGIBLE ASSETS

                                                                            September 30,       December 31,
                                                                                     2001               2000
                                                                                        $                  $
       Purchased broadcast licenses                                               361,732            223,642
       Computer Software                                                          813,732          1,164,098
       Other intangible assets                                                     14,436             14,313
       Goodwill                                                                 4,567,505          4,567,505
                                                                               ----------          ---------
                                                                                5,757,405          5,969,558
       Less accumulated amortization                                           (5,237,240)        (4,276,276)
                                                                               ----------         ----------
                                                                                  520,165          1,693,282
                                                                               ==========         ==========
       Goodwill net of amortization is as  follows:

                                                                            September 30,       December 31,
                                                                                     2001               2000
                                                                                        $                  $

       Unimedia                                                                         -          1,213,446
       TopCard                                                                    249,901            336,614
       Pixel                                                                       10,180             28,945
                                                                               ----------          ---------
                                                                                  260,081          1,579,005
                                                                               ==========          =========


 4.      LOANS REPAYABLE WITHIN ONE YEAR

                                                                            September 30,       December 31,
                                                                                     2001               2000
                                                                                        $                  $
         AB Groupe S.A.                                                        10,449,743          5,488,970

         Interest accrued                                                         498,838            244,849
                                                                               ----------          ---------
         Related party loans                                                   10,948,581          5,733,819
                                                                               ==========          =========

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2001

AB Groupe loans were received on the following dates:

                 Date loan received                      Amount in $
                 ---------------------------------------------------------------
                 May 1999                                    150,000  (1)(3)(6)
                 August 1999                                 327,339  (1)(3)(6)
                 December 1999                               500,000  (1)(3)(6)
                                                 -------------------
                                                             977,339
                                                 -------------------

                 January 2000                                500,000  (1)(3)(6)
                 March 2000                                1,000,000  (1)(3)(6)
                 June 2000                                   140,058  (2)(4)(5)
                 August 2000                                 280,116  (2)(5)
                 September 2000                              140,058  (2)(5)
                 October 2000                              2,600,000  (1)
                 October 2000                                  4,566  (2)(5)
                                                 -------------------
                                                           4,664,798
                                                 -------------------

                 February 2001                               200,750  (2)(7)
                 March 2001                                  466,861  (2)(7)
                 July 2001                                 4,085,209  (2)(8)
                 September 2001                               54,786  (2)(9)
                                                 -------------------
                                                           4,807,606

                 Total                                    10,449,743
                                                 ===================
--------------------------------------------------------------------------------
(1)      Loans were made in U.S. Dollars.
(2) Loans were made in German Marks and Euros and translated to U.S. dollars at the exchange rate on the date of the loan.
(3) Loans bear interest at the rate of 10% per annum. Loans were originally two year loans. Loans are currently due on demand.
(4) Amount was classified as a trade payable at December 31, 2000, but has been reclassified as a loan.
(5)      Loans are due on demand with interest at the rate of 10% per annum.
(6) In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1.00 per share as scheduled in an agreement dated October 20, 2000. The Company disputed this and believed that an agreement had been reached with AB Groupe to exercise of the 2.6 million warrants at the time the funds were received. As described in Note 8, the dispute was recently settled and these warrants have been exercised in September 2002
(7) Loans bear interest at 10% per annum and were originally due on April 30, 2001. Loans are currently due on demand. Loan is convertible through the exercise of a corresponding warrant, at the option of the holder, into shares of Common Stock at a conversion price of $0.60 per share. See Note 6.1.
(8) Loan was due on June 25, 2002 bearing interest at 10% per annum and repayable in cash.
(9) Loans bear interest at the rate of 10% per annum. Loans are due two years from the date of the loan.

5.       LITIGATION

         In June 1997, a former managing director of Onyx, Mr. Muller, whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favor of Onyx. The plaintiff appealed against the ruling and claimed (euro)85,900 ($86,252) in respect of his 1997 salary. In December 2001, the plaintiff increased his claim to a total of (Euro)333,000 ($334,365), which includes his salary for 1998 and 1999, as well as an indemnity regarding his departure. In June 2002, the court ruled in favor of the plaintiff. Onyx has appealed this decision and believes that it has valid defense and/or offsets to this claim. However, there can be no assurance as to the outcome of the matter. In November 2002, Onyx was obliged to freeze (Euro) 401,112 ($402,756) pending the outcome of the appeal. The next court proceedings are not expected until April 2003.

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

         In June 2000, Onyx+, which was planning to broadcast its digital channels directly from Germany, signed a service agreement with Mediagate. As a result of the numerous delays taken by the cable operators with respect to the development of digital cable services in Germany combined with the failure of certain conditions precedent to the use by Onyx+ of the services provided by Mediagate, this agreement never became applicable. Mediagate has taken the position that Onyx+ was obligated under the contract, and has been invoicing Onyx+ at a monthly rate of DM 430,000 (approximately $220,756) starting January 2001. Mediagate has brought legal action against Onyx+ with respect to its non-payment of these invoices and for breach of contract. While Onyx+ has and will continue to vigorously dispute the application of this agreement, there can be no assurance as to the outcome of the pending litigation with Mediagate.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2001

6.       CAPITAL STRUCTURE

6.1      COMMON STOCK PURCHASE WARRANTS

         The Company had the following issued and vested warrants to purchase common stock outstanding at September 30, 2001 and December 31, 2000:

Description                      September 30,     Exercised        Lapsed        Granted      December 31,
                                          2001                                                         2000
Warrants for common stock              633,914             -             -              -           633,914
Exercisable at $40.00
Warrants for common stock               51,119             -             -              -            51,119
Exercisable at $31.25
Warrants for common stock              129,767             -             -              -           129,767
Exercisable at $25.00
Warrants for common stock            6,537,339             -             -              -         6,537,339
Exercisable at $1.00 (1)
Warrants for common stock            1,333,333             -             -      1,333,333                 -
Exercisable at $0.60 (2)             ---------    ----------    ----------     ----------        ----------
                                     8,685,472             -             -      1,333,333         7,352,139


        (1) Includes 500,000 warrants issued and vested to AB Groupe, including 2 million warrants (initially 2.6 million warrants since 600,000 were lapsed) which Company asserts AB Groupe agreed to exercise (see Note 4), and 1,600,000 issued and vested to Diamond Productions.

        (2) Shares issuable on conversion of a convertible loan through the exercise of this warrant.

For a description of the terms of the outstanding warrants, see Note 13.1 of Notes to Consolidated Financial Statements in the Form 10-KSB.

6.2      COMMON STOCK PURCHASE OPTIONS

                          Description                        Outstanding at     Granted/        Outstanding at
                                                             September 30,      Vested          December 31,
                                                                 2001                               2000
    Exercisable @ $1.00                                                                                   -
    Executive officers options exercisable @ $5.70               37,500                              37,500
    of which vested                                              37,500                              37,500
    Officers options exercisable @ $25.00 fully vested           30,000                              30,000
    Executive officers options exercisable @ $3.50 of the       266,665                             400,000
    400,000 options initially granted from which 133,335
    lapsed due to resignations
    of which vested                                             266,665        26,668               239,997
    Non-employee directors options exercisable @
    $3.50 fully vested                                           50,000                              50,000

                                                             ----------------------------------------------
    Total exercisable                                           384,165        26,668               517,500
                                                             ==============================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2001

For a description of the terms of the outstanding options, see Note 13.2 of Notes to Consolidated Financial Statements in the Form 10-KSB.

6.3    ISSUANCE OF COMPANY SHARES

       In March 2000, the Company granted the right to purchase up to 6.5 million shares to certain shareholders including the management as detailed below:

Purchase Price       Gilles        Michel         Jean-Francois   David Ho     Total
                     Assouline     Assouline      Klein
$1 per share         750,000       1,100,000      750,000         750,000      3,350,000
$1.50 per share      250,000       300,000        250,000         250,000      1,050,000
$2 per share         250,000       300,000        250,000         250,000      1,050,000
$2.50 per share      250,000       300,000        250,000         250,000      1,050,000
                     -------       -------        -------         -------      ---------
Total                1,500,000     2,000,000      1,500,000       1,500,000    6,500,000
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

       In October 2000, FA Television Holdings LLC, a joint venture Company among Allied Capital, Gilles Assouline and Michel Assouline, subscribed to purchase 600,000 shares of common stock for an aggregate purchase price of $840,000with all such shares being issued from the 6.5 million shares reserved for certain shareholders including the management in March 2000. In October 2000, 600,000 new shares of the Company were issued to FA Television Holdings LLC. By a board decision of September 25, 2000, the Company agreed to register these shares.

       After all of these share issuance's, at September 30, 2001 the Company has 33,432,710 shares of common stock outstanding and AB Groupe's and Superstar's stock holding represented 53.24% and 30.75%, respectively. Including warrants and options, the total potential number of shares would be 42,502,347.

       The fair value of the options and warrants issued is calculated using the Black-Scholes option-pricing model at the date of grant which takes into account the stock price at the grant date, the exercise price, the expected life of option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       For the nine months ended September 30, 2001

       This data is summarized in the table below:

       -------------------------------------------------------------------------
                                Stock compensation and third      Debt issued
                                      parties warrants           with warrants
                                         or options
       -------------------------------------------------------------------------
       Dividends yield                       0                         0
       -------------------------------------------------------------------------
       Expected volatility                45-50 %                   45 -50 %
       -------------------------------------------------------------------------
       Interest rate                  4.59 % - 6.58 %           5.38 % - 6.48 %
       -------------------------------------------------------------------------
       Expected life                   0,2 - 3 years                2 years
       -------------------------------------------------------------------------
       Marketability discount               75 %                      75 %
       -------------------------------------------------------------------------
       Fair value                       $ 1,744,744                $ 230,757
       -------------------------------------------------------------------------

7.     CHANGE IN ACCOUNTING POLICY

       As of January 1, 2000 the Company has adopted the recognition provisions of SFAS No 123 - "Accounting for Stock Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options. The recognition provisions of SAFS 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are significantly modified. The adoption of SAFS 123 resulted in non cash charges to operations of $ 1,744,744 in 2000. The Company applied Accounting Principles Board opinion N(degree) 25 - Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options, prior to January 1, 2000.

       Since the application of FAS 123 represents a change in accounting policy, the impact on the quarterly consolidated statement of operation previously published is as follows:

                                                            As published ($)   As recalculated ($)
       Nine months ended September 30, 2000
       Operating loss                                             (6,946,609)          (8,691,352)
       Finance expense                                            (1,959,571)          (2,032,571)
       Loss from continuing  operations before taxation and
         minority interest                                        (8,893,077)         (10,710,820)
       Net loss                                                   (8,805,951)         (10,623,698)
       Net loss per share basic and diluted                      $     (0.29)        $      (0.36)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2001

                                                           As published ($)   As recalculated ($)
     Three months ended September 30, 2000
     Operating loss                                             (2,417,852)           (2,417,852)
     Finance expense                                                18,883                (8,117)
     Loss from continuing  operations before taxation
       and minority interest                                    (2,427,569)           (2,454,569)
     Net loss                                                   (2,340,145)           (2,367,145)
     Net loss per share basic and diluted                      $     (0.08)          $     (0.08)

8.   SUBSEQUENT EVENTS

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

        Pursuant to the terms of the agreement with Mr. Assouline, we sold our 98.33% interest in Unimedia in return for nominal consideration and a share in the proceeds from any sale of TopCard during the two year period following the agreement. We also waived our rights with regard to our previous financing of Unimedia in return for deferred payments in the event of an improvement in the operating performance of TopCard. As a result of the sale of our technology acivities, we recorded a capital loss of approximately $1.3 million in our consolidated financial statements for 2001.

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

        AB Groupe has also agreed to fund up to an additional (Euro)2.0 million to the Company, on the same terms as described above. However, AB Groupe will not be obligated to advance additional funds in the event of a material adverse change in the business, operations or financial condition of Onyx. As of November 30, 2002, CMG had drawn down
        (Euro)1,081,756 of this amount, of which (Euro)401,112 ($402,756) has been frozen pending the outcome of Onyx's appeal of the Muller litigation (see litigation).

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

        As of November 30, 2002, CMG owed AB Groupe a total of (Euro)13,365,928 including (Euro)1,774,138 of accumulated interests and excluding outstanding fees for services rendered through this date. This debt is entirely due on March 31, 2003.

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

Results of Operations

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Operating revenues for the nine months ended September 30, 2001 were $2,995,994, an increase of $859,485 (40.2%) compared to operating revenues of $2,136,509 for the same period in 2000. Revenues at Onyx Television and Onyx+ for the nine months ended September 30, 2001 totaled $2,252,879, compared to $1,563,917 for the same period in 2000, an increase of 44.05%. This increase in revenues is due primarily to revenues generated by Onyx's teleshopping contract with RTL Shop, which became effective in the beginning of March 2001.

Operating costs, including staff costs, depreciation and amortization totaled $9,195,823 for the nine months ended September 30, 2001 compared to $10,827,861 for the nine-month period ending September 30, 2000. The decrease in operating costs was primarily at Onyx.

Financial expense for the nine months ended September 30, 2001 was $858,943 (including an exchange loss of $ 401,996), compared to $2,032,571 for the same period in 2000.

As a result of all of the above factors, the Company incurred a net loss of $6,339,432 for the nine months ended September 30, 2001 compared to $10,623,698 for the same period in 2000.

The net loss per share for the nine months ended September 30, 2001 (basic and diluted) was $0.19, compared to a net loss per share (basic and diluted) of $0.36 for the nine months ended September 30, 2000. Weighted average shares outstanding basic and diluted were 33,432,710 for the nine months ended September 30, 2001, compared to 29,864,362 for the corresponding period in 2000.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2001

Financial Condition, Liquidity and Capital Resources

     General

The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, we have financed our capital requirements through sales of our equity securities and through debt financing. Since inception through September 30, 2001, we have incurred an accumulated deficit of approximately $85.6 million, principally related to the launch and operation of Onyx. At September 30, 2001, we had a negative working capital of $14.5 million.

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

     In October 2000, AB Groupe purportedly exercised 2.6 million warrants at an exercise price of $1.00 per share. AB Groupe disputed their exercise of these warrants and the accounts at December 31, 2001 include this amount as a loan from AB Groupe. As discussed in Note 7 to the Financial Statements included herein, as part of a recent resolution of outstanding issues between us and AB Groupe, AB Groupe exercised these options.

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

     In June 2001, we entered into a borrowing agreement with AB Groupe for up to (Euro).5 million ($3.5 million). Under this agreement, we could borrow up to this amount prior to December 31, 2001. The loan bears interest at 10% per annum and was due on June 25, 2002. As of December 31, 2001, we had borrowed (Euro).5 million ($3.5 million) pursuant to this agreement with AB Groupe.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2001

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks due to changes in currency exchange rates. The Company's revenues and net worth are affected by foreign currency exchange rates because its subsidiaries do business in various countries and because each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries' financial results are impacted by the value of the U.S. dollar at a time of the translation. A uniform % strengthening as of January 1, 2000 in the value of the dollar would have resulted in reduced revenues of $253,409 million for the year ended December 31, 2000. A uniform % strengthening as of January 1, 1999 in the value of the dollar would have resulted in reduced revenues of $248,063 million for the year ended December 31, 1999. A uniform 10 % strengthening as of December 31, 2000 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $48,911. A uniform 10 % strengthening as of December 31, 1999 in the value of the dollar would have resulted in a reduction of the consolidated Company's net worth by $76,807. The Company periodically evaluates the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. The Company attempts to mitigate its foreign exchange exposures by maintaining assets in the exposed currency wherever possible. The Company finds it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses.

                           Part II. Other Information

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

     In June 2000, Onyx+, which was planning to broadcast its digital channels directly from Germany, signed a service agreement with Mediagate. As a result of the numerous delays taken by the cable operators with respect to the development of digital cable services in Germany combined with the failure of certain conditions precedent to the use by Onyx+ of the services provided by Mediagate, this agreement never became applicable. Mediagate has taken the position that Onyx+ was obligated under the contract, and has been invoicing Onyx+ at a monthly rate of DM 430,000 (approximately $220,756) starting January 2001. Mediagate has brought legal action against Onyx+ with respect to its non-payment of these invoices and for breach of contract. While Onyx+ has and will continue to vigorously dispute the application of this agreement, there can be no assurance as to the outcome of the pending litigation with Mediagate.

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

Date: December 20, 2002           By: /s/ Alain Krzentowski
                                      ------------------------------------------
                                           Alain Krzentowski
                                           President and Chief Executive Officer

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

Date:  December 20, 2002                    By:  /s/ Jean-Francois Klein
                                                 -------------------------------
                                                       Jean-Francois Klein
                                                       Chief Financial Officer

                                 Exhibit Index

                               Exhibit Description

  Exhibit
  Number

   99.1      CEO Certificate

   99.2      CFO Certificate