Form 10-K/A
period 2001-12-31
CAPITAL MEDIA GROUP LTD
filed 2002-12-23
CIK 790025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A No. 1

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

                                 Yes [ ]  No [X]


       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 18, 2002, there were 36,032,710 shares of the Common Stock issued and outstanding.

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


                                                               High       Low
                                                              ------    -------

2000

         - First Quarter                                      $3.125     $1.875
         - Second Quarter                                      2.500      2.187
         - Third Quarter                                       1.750      0.875
         - Fourth Quarter                                      1.125      0.080
2001

         - First Quarter                                       0.344      0.090
         - Second Quarter                                      0.780      0.020
         - Third Quarter                                       0.020      0.020
         - Fourth Quarter                                      0.020      0.020
2002

         - First quarter                                       0.020      0.020
         - Second Quarter                                      0.070      0.070
         - Third Quarter                                       0.070      0.070
         - Fourth Quarter (until December 18, 2002)            0.070      0.070


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

COMMON STOCK PURCHASE WARRANTS

         At December 31, 2001, we had the following warrants to purchase common shares outstanding:


Description                                                              Number
-----------                                                            ---------
Warrants to purchase Common Stock at $40.00 per share                    633,914
Warrants to purchase Common Stock at $31.25 per share                     51,119
Warrants to purchase Common Stock at $25.00 per share                    129,767
Warrants to purchase Common Stock at $1.00 per share                   4,437,339
Warrants to purchase Common Stock at $0.60 per share                   1,333,333


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


                                          -----------------------------------------------------------------------------
                                                                 Fiscal Year Ended December 31,
                                          -----------------------------------------------------------------------------
                                                2001, as       2000, as     1999, as         1998        1997, as
                                                restated(1)    restated(1)  restated(1)                  restated
-----------------------------------------------------------------------------------------------------------------------
     STATEMENT OF INCOME DATA                            $              $            $              $               $

Operating Revenues ....................          3,331,369      2,089,764    1,844,148      2,468,490       1,286,076
Operating Costs .......................         (8,981,652)   (12,467,617)  (8,895,017)   (13,321,228)    (16,241,460)
                                          -----------------------------------------------------------------------------

Operating Loss ........................         (5,650,283)   (11,377,853)  (7,050,869)   (10,852,738)    (14,955,384)

Equity in net loss of affiliates ......                 --             --           --       (150,808)       (251,550)
Other income (expense) ................           (174,051)       (10,060)   1,589,664        970,407      (2,812,292)
Financial income (expense) net ........         (2,056,737)      (871,507) (11,596,413)      (465,696)        441,748
                                          -----------------------------------------------------------------------------
Loss from continued operations before
 taxes and minority interest ..........         (7,881,071)   (12,259,420) (17,057,618)   (10,498,835)    (17,577,478)
Income tax benefit (expense)...........                 --             --        7,445         41,552           1,658
Minority interest .....................            615,893        453,995           --         (1,732)          1,834
                                          -----------------------------------------------------------------------------
Loss from continuing operations .......         (7,265,178)   (11,805,425) (17,050,173)   (10,459,283)    (17,573,986)
Loss from discontinued operations .....         (1,984,008)    (1,289,329)    (821,051)      (308,532)       (797,770)
                                          -----------------------------------------------------------------------------
Net loss ..............................         (9,249,186)   (13,094,754) (17,878,824)   (10,767,547)    (18,371,756)
                                          =============================================================================
Net loss per share from continuing
 operations basic and diluted .........              (0.22)         (0.38)       (2.21)         (2.61)          (6.28)
                                          -----------------------------------------------------------------------------
Net loss per share from discontinued
 operations basic and diluted .........              (0.06)         (0.04)       (0.11)         (0.08)          (0.29)
Weighted average number of shares
outstanding
      basic ...........................         33,432,710     30,670,751    7,707,446      4,009,413       2,796,638
      diluted .........................         33,432,710     30,670,751    7,707,446      4,009,413       2,796,638

                                                                          December 31,
                                          -----------------------------------------------------------------------------
                                                 2001(1)         2000(1)       1999         1998            1997
                                               As restated     As restated
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:                                      $              $            $              $               $
Working Capital/Deficit ...............        (15,480,965)    (8,563,534)  (5,034,416)   (20,607,970)     (9,373,049)
Total Assets ..........................          1,648,155      3,983,667    5,085,093      6,608,642       6,302,328
Total Liabilities .....................        (16,385,139)   (10,076,065)  (6,710,275)   (23,440,814)0   (11,611,064)
Minority Interest .....................            187,487       (382,057)     402,477        404,209         402,477
Stockholder's Deficit .................        (14,549,497)    (6,474,455)  (2,027,679)   (17,236,381)     (5,711,213)

(1) Figures have been restated to identify operations for disposal.

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

Results of Operations

         Year ended December 31, 2001 compared to year ended December 31, 2000


         Total operating revenues were $3.3 million for 2001, compared to $2.1 million for 2000, an increase of 59.48%. This increase was due primarily to growth in the teleshopping revenues generated by Onyx resulting from sales of airtime to RTL Shop. Onyx entered into a 3-year agreement with RTL Shop in March 2001 which generates an annual minimum guaranteed revenue of (euro) 2 million ($2.1 million).

         Our technology activities, which were sold in December 2001, generated $1.0 million in revenues in 2001, compared to $0.7 million in 2000. We expect that the deconsolidation of Unimedia will result in a decrease in total operating revenues in 2002.


         Operating losses, which were reduced significantly over the year, amounted to $5.7 million compared to $11.4 million in 2000. This improvement is explained by the decreased losses incurred by Onyx following the implementation of a restructuring plan at the beginning of the year, which involved significant cost reductions. The improvement in Onyx's operating performance was partially offset by an increase in losses incurred by the corporate segment primarily as a result of the impact of the restructuring.

         We recorded financial expense of $2.1 million in 2001 compared to $0.9 million in 2000. This increase was due primarily to increased interest expenses which amounted to $1.1 million in 2001 compared to $0.3 million for the previous year and to the impact of a foreign exchange loss of $1.0 million in 2001, compared to $0.6 million in 2000. Interest increased primarily because of increased borrowings from period to period.

         As a result of all of the above factors, we reported a net loss from continuing operations of $7.3 million for the year ended December 31, 2001 compared to a net loss of $11.8 million for the year ended December 31, 2000.

         The net loss per share for the year ended December 31, 2001 (basic and diluted) from continuing operations was $0.22, compared to a net loss per share (basic and diluted) from continuing operations of $0.38 for the year ended December 31, 2000. Weighted average shares outstanding basic and diluted were 33,432,710 for the year ended December 31, 2001, compared to 30,670,751 for the year ended December 31, 2000. As described in the Notes to the Financial Statements, a Stockholder's Meeting was held on October 22, 1999 wherein it was resolved to effect a reverse split of our authorized capital on a one new share for ten existing shares. Accordingly, all references to our shares of common stock are on a post split basis.


         Year ended December 31, 2000 compared to year ended December 31, 1999


         Operating revenues for the year ended December 31, 2000 were $2.1 million, an increase of $0.3 million compared to operating revenues of $1.8 million for 1999.






         Operating costs from continuing operations, including staff costs, depreciation and amortization, totaled $12.5 million for fiscal 2000, compared to $8.9 million for fiscal 1999. The increase in operating costs is primarily due to the impact of options granted to staff and directors to subscribe to a share capital increase (approximately $1.7 million, which for accounting purposes are considered compensatory in nature), restructuring costs, and changes made in the Onyx operating structure including the launch of Onyx+ and the Onyx web site, ONYXNet.


         Depreciation and amortization for fiscal year 2000 was $0.8 million, compared to $0.3 million for fiscal 1999.

         Financial expense for fiscal year 2000 was $871,507 including an exchange loss of $0.6 million, compared to $11.6 million for fiscal 1999. This decrease is primarily due (i) to lower interest fees as the Company was essentially funded through issuance of shares, and (ii) to lower exchange losses as these losses were finally neutralized in October 2000 pursuant to the repayment of substantially all intercompany loans.

         As a result of the above factors, the Company had a loss from continuing operations of $11.8 million for the year ended December 31, 2000, compared to a loss of $17.1 million for the same period in 1999, a decrease of $4.3 million, despite the significant losses associated with the restructuring costs and resulting from the launch of Onyx+ and ONYXNet.

         The net loss per share for fiscal 2000 basic and diluted from continuing operations was $0.38, compared to a net loss per share basic and diluted from continuing operations of $2.21 for fiscal 1999. Weighted average shares outstanding basic and diluted were 30,670,751 for 2000, compared to 7,707,446 for 1999.


Financial Condition, Liquidity and Capital Resources

         General

         The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, we have financed our capital requirements through sales of our equity securities and through debt financing. Since inception through December 31, 2001, we have incurred an accumulated deficit of $88.5 million principally related to the launch and operation of Onyx Television. At December 31, 2001, we had a negative working capital of $15.5 million.


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


         In February 2001, we accepted a funding proposal of $800,000 from AB Groupe. AB Groupe loaned the Company (euro)731,147 ($644,360) which was required to support the Company's operations. The loan was due on April 30, 2001. Since the loan was not repaid by that date, the loan is, at AB Groupe's option, convertible into shares of Common Stock at a conversion price of $0.60 per share.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         As of the date of this Form 10-K, there were 36,032,710 shares of our common stock outstanding. The following table sets forth, as of such date, the share ownership of common stock by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group:



                                                                                       PERCENT OF
                                                           SHARES BENEFICIALLY        OUTSTANDING
                 NAME OF BENEFICIAL OWNER                         OWNED               COMMON STOCK
-------------------------------------------------------    -------------------      ----------------
Alain Krzentowski                                                        0                *
David Ho (1)                                                    10,539,983               29.04%
Jean-Francois Klein (2) (3)                                        838,570                2.38%
Patrick Ho                                                               0                *
AB Groupe (4)                                                   21,911,785               58.36%
Claude Berda (2) (4)                                            22,270,355               59.03%
Orla Noonan                                                              0                *
Directors and Executive Officers as a group                     33,648,908               87.07%
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

(4) 20,398,452 shares are owned by AB Groupe. Bimap and Media Venture own collectively 178,570 shares. Also includes AB Groupe's warrants to purchase (i) 180,000 shares of our common stock at an exercise price of $40.00 per share and (ii) 1,333,333 shares of our common stock at an exercise price of $0.60 per share. Mr. Berda is deemed to be the beneficial owner of the shares and warrants owned by AB Groupe by virtue of his being a principal stockholder, officer and director of that entity, although he only benefits from his proportionate share of such securities. He is also deemed to be the beneficial owner of the shares owned by Bimap and Media Venture. AB Groupe's business address is 132 Avenue du President Wilson, 93213 La Plaine Saint Denis, France.

(5) Includes vested warrants and options to purchase an aggregate of 2,613,333 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 26, 2001, the Board agreed that AB Groupe shall continue to provide Onyx with broadcasting services, including the play out, the uplink and the transponder facilities, as well as certain management services, in exchange for a monthly payment of (euro)98,168.


         In February 2001, we accepted a funding proposal of $800,000 from AB Groupe. AB Groupe loaned the Company (euro)731,147 ($644,360) which was required to support the Company's operations. The loan was due on April 30, 2001. Under the terms of the agreements relating to this loan, since the loan was not repaid by that date, the loan is, at AB Groupe's option, convertible into shares of Common Stock at a conversion price of $0.60 per share.


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


                                     CAPITAL MEDIA GROUP LIMITED

                                     By: /s/ Alain Krzentowski
                                         --------------------------------------
                                         Alain Krzentowski, President and Chief
                                         Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:


                 Signature                                    Title                               Date
                                                   Chairman, President and                   December 20, 2002
  /s/ ALAIN KRZENTOWSKI                            Chief Executive Officer
  -----------------------------------------        (Principal Executive Officer)
  Alain Krzentowski

  /s/ DAVID HO                                     Director                                  December 20, 2002
  -----------------------------------------
  David Ho

  /s/ PATRICK HO                                   Director                                  December 20, 2002
  -----------------------------------------
  Patrick Ho

  /s/ JEAN-FRANCOIS KLEIN                          Director and Chief Financial Officer      December 20, 2002
  -----------------------------------------
  Jean-Francois Klein

  /s/CLAUDE BERDA                                  Director                                  December 20, 2002
  -----------------------------------------
  Claude Berda

  /s/ORLA NOONAN                                   Director                                  December 20, 2002
  -----------------------------------------
  Orla Noonan

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


Date:  December 20, 2002


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


Date:  December 20, 2002


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


As discussed in Note 16.1 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statement of operations, stockholders' equity and cash-flows for the three years then ended have been restated.


PricewaterhouseCoopers

Paris, July 17, 2002, except for note 19, dated September 30, 2002 and Note 16.1 dated December 9, 2002

CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2001 AND 2000



                                                                                            December 31,
                                                                                  --------------------------------
                                                                       Note              2001               2000
                                                                                  (as restated)       (as restated)
ASSETS                                                                                      $                   $
Cash and cash equivalents                                                             177,915             880,681
Accounts receivable, net                                               3              712,036             485,000
Prepaid expenses and deposits                                                          14,223             146,856
                                                                                ---------------------------------

TOTAL CURRENT ASSETS                                                                  904,174           1,512,537

Intangible assets, net                                                 4              120,081             114,272
Property, plant and equipment, net                                                    623,900             942,115
Net asset from discontinued operations                              16.1                    -           1,414,743
                                                                                ---------------------------------

TOTAL ASSETS                                                                        1,648,155           3,983,667
                                                                                =================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                    3,311,634           2,764,702
Accrued expenses                                                                      844,708             717,973
Related parties loans repayable within one year                                    11,972,303           5,733,819
Bank debt due within one year                                                         256,494             859,571
                                                                                ---------------------------------
                                                                                   16,385,139          10,076,065

Minority interest in subsidiaries                                                    (187,487)            382,057
                                                                                ---------------------------------
                                                                                   16,197,652          10,458,122
                                                                                ---------------------------------
Commitments and contingencies                                                               -                   -

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - 50,000,000 shares authorized:
$0.001 par value 33,432,710 (December 31, 2000 - 33,203,251,
  issued and outstanding,                                                              33,433              33,203
Additional paid in capital                                                         66,449,459          66,449,689
106,000 treasury shares (December 31, 2000 - 133,058), at cost                       (757,381)           (950,712)
                                                                                ---------------------------------
                                                                                   65,725,511          65,532,180
Accumulated other comprehensive income                                              8,185,830           7,205,017
Accumulated deficit                                                               (88,460,838)        (79,211,652)
                                                                                ---------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (14,549,497)         (6,474,455)
                                                                                ---------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                                                      1,648,155           3,983,667
                                                                                =================================

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                 ------------------------------------------------

                                                      2001,              2000,            1999
                                          Note     as restated       as restated     (as restated)
                                                           $                  $                  $
Operating revenue                         16.1     3,331,369          2,089,764          1,844,148

Operating costs
     Staff costs                                   1,893,499          4,037,290          1,798,850
     Depreciation and amortization                   310,377            839,141            346,730
     Other operating expenses                      6,777,776          8,591,186          6,749,437
                                                 -------------------------------------------------
                                                  (8,981,652)       (12,467,617)        (8,895,017)

Operating loss                                    (5,650,283)       (11,377,853)        (7,050,869)

Other (expense) income                              (174,051)           (10,060)         1,589,664
Financial expense net                     9       (2,056,737)          (871,507)       (11,596,413)
                                                 -------------------------------------------------

Loss from continuing operations before
     income taxes and minority interest           (7,881,071)       (12,259,420)       (17,057,618)

Income tax benefit (expense)                               -                  -              7,445
Minority interest                                    615,893            453,995                  -
                                                 -------------------------------------------------
Loss from continuing operations                   (7,265,178)       (11,805,425)       (17,050,173)
Losses from discontinued operations               (1,984,008)        (1,289,329)          (821,051)
                                                 -------------------------------------------------

Net loss                                          (9,249,186)       (13,094,754)       (17,878,824)
                                                 =================================================
Net loss per share from continuing operations
     basic and diluted                                 (0.22)             (0.38)             (2.21)
                                                 =================================================
Net loss per share from discontinued
     operations basic and diluted                      (0.06)             (0.04)             (0.11)
                                                 =================================================

Weighted average shares - basic                   33,432,710         30,670,751          7,707,446
                                                 =================================================

Weighted average shares - diluted                 33,432,710         30,670,751          7,707,446
                                                 =================================================

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 AS RESTATED


                                                                             Cumulative
                             Common stock      Treasury Shares Additional    other
                                                                  paid-in    comprehensive    Accumulated
                                                                  capital    income (deficit)     deficit           Total
                           Shares           $            $              $               $               $               $
Balance at
January 1, 2001        33,203,251     33,203      (950,712)    66,449,689       7,205,017    (79,211,652)      (6,474,455)

Shares issued             229,459        230             -           (230)                                              0

Other movements                                    193,331                        (11,305)                        182,026

Translation adjustment                                                            992,118                         992,118

Net loss                                   -             -              -               -     (9,249,186)      (9,249,186)
                                                                                                              -----------

Comprehensive loss                                                                                             (8,268,373)
                       --------------------------------------------------------------------------------------------------

Balance at
December 31, 2001      33,432,710     33,433      (757,381)    66,449,459       8,185,830    (88,460,838)     (14,549,497)
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
                       ==================================================================================================

(continues on next page)


  The accompanying notes are part of these consolidated financial statements.

                                                                             Cumulative
                             Common stock      Shares held     Additional    other
                                                      by a        paid-in    comprehensive   Accumulated
                                                subsidiary        capital    income (deficit)    deficit            Total
                           Shares          $             $              $               $              $                $
Balance at January 1,
1999                    4,009,413      4,009      (950,712)    31,191,990         756,406    (48,238,074)     (17,236,381)

Shares issued          24,573,838     24,574             -     24,669,265               -              -       24,693,839

Commission paid                 -          -             -        (90,000)              -              -         (90,000)

Convertible debt                -          -             -      2,694,535               -              -        2,694,535

Warrants and options
issued                          -          -             -        559,313               -              -          559,313

Translation adjustment          -          -             -              -       5,229,859              -        5,229,859

Net loss                        -          -             -              -               -    (17,878,824)     (17,878,824)
                                                                                                              -----------
Comprehensive loss                                                                                            (12,648,965)
                       --------------------------------------------------------------------------------------------------
Balance at
December 31, 1999
As restated (see note
16)                    28,583,251     28,583      (950,712)    59,025,103       5,986,265    (66,116,898)      (2,027,659)
                       ==================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                               Year ended      Year ended        Year ended
                                                                             December 31,    December 31,      December 31,
                                                                                     2001            2000              1999
                                                                                        $               $       As restated
                                                                             As restated     As restated                (1)
                                                                                                                          $
Cash flows from operating activities

Net loss                                                                       (9,249,186)    (13,094,754)      (17,878,824)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                 310,377         836,832           485,192
    Goodwill amortization                                                               -           2,309           604,189
    Loss arising from disposal of subsidiary investments                          437,477               -         1,212,145
    Equity in net losses of affiliates and minority interests                    (589,090)        130,907             2,543
    Other non-cash items                                                                -               -         5,616,415
Changes in assets and liabilities:
    (Increase) / Decrease in other assets and inventories                         132,627        (142,345)          (14,587)
    (Increase) / Decrease in accounts receivable                                 (580,888)       (304,602)          769,604
    (Decrease) / Increase in accrued expenses and other liabilities               673,667         173,279        (7,617,030)
    (Increase) / Decrease in net assets from discontinued operations            1,608,074       1,187,714                 -
                                                                               --------------------------------------------
Net cash used in operating activities                                          (7,256,942)    (11,210,660)      (16,820,353)
                                                                               --------------------------------------------
Cash flows from investing activities
Acquisition of plant and equipment                                                (46,924)       (390,006)         (642,866)
Acquisition of intangible assets                                                  (24,223)       (617,913)                -
Loan granted                                                                     (310,786)              -                 -
Disposal of tangible assets                                                         9,525               -                 -
Disposal of financial assets net of cash                                                -           6,985                 -
                                                                               --------------------------------------------
Net cash used in investing activities                                            (372,408)     (1,000,934)         (642,866)
                                                                               --------------------------------------------
Cash flows from financing activities
Increase in short term debt                                                     6,698,552       4,600,071        10,746,339
Repayment of loans                                                                      -        (250,000)       (3,100,000)
Issuance of warrants/options and convertible loans                                      -       1,975,541         2,668,046
Issuance of shares                                                                      -       5,453,665                 -
Commission paid                                                                         -               -           (90,000)
                                                                               --------------------------------------------
Net cash provided by financing activities                                       6,698,552      11,779,277        10,224,385
                                                                               --------------------------------------------
Effect of exchange rate changes on cash                                           831,109       1,218,752         5,229,859
                                                                               --------------------------------------------
Net (decrease) / increase in cash and cash equivalents                            (99,689)        786,435        (2,008,975)
Cash and cash equivalents at beginning of period                                   21,110        (765,325)          583,320
                                                                               --------------------------------------------
Net (debt) / cash and cash equivalents at end of period                           (78,579)         21,110        (1,425,655)
                                                                               ============================================


(continues on next page)

                                                                               Year ended      Year ended        Year ended
                                                                             December 31,    December 31,      December 31,
                                                                                     2001            2000              1999
                                                                              As restated     As restated       As restated
                                                                                        $               $               (1)
                                                                                                                          $
Supplemental data:

Interest received                                                                       0          54,919                 -
Conversion in capital of interest payable                                                               -         5,114,839
Conversion of loans into capital                                                                        -        19,579,000
Income tax paid                                                                         0           9,689             1,581

The accompanying notes are an integral part of these consolidated financial statements.


(1) The cash flow for the year ended December 31, 1999 has not been restated in the 2002 restatement.

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

         The balance sheet at December 31, 2001 no longer includes the accounts of Unimedia SA ("Unimedia"), which was previously a 98.33% owned subsidiary of the Company, and Unimedia's wholly owned subsidiary, Pixel Limited ("Pixel"), and its 98.66% owned subsidiary Topcard SA ("Topcard"), which were sold on December 31, 2001. See Notes 10 and 16.

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

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2001, 2000 and 1999, the Company incurred net losses of ($9,249,186), ($13,094,754) and ($17,878,824), respectively. Additionally, at December 31, 2001, the Company had net current liabilities of $15,480,965 and its total liabilities exceeded its total assets by $14,549,497. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company anticipates that any required funding will be made available by its majority stockholder, AB Groupe, although there can be no assurance that the necessary funding will become available.

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

3.       ACCOUNTS RECEIVABLE, NET


                                                                     December 31,
                                               -----------------------------------------------------
       Accounts receivable comprise:                2001                  2000                  1999
                                               As restated          As restated           As restated
                                                       $                     $                     $

       Trade receivables                         523,100               321,569               130,445
       Taxation receivable                             -                     -                     -
       Other debtors receivable                  542,788               163,431                49,953
       Allowance for doubtful accounts          (353,852)                    -                     -
                                               -----------------------------------------------------

                                                 712,036               485,000               180,398
                                               =====================================================

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES



4.       INTANGIBLE ASSETS, NET



                                                                      December 31,
                                               -------------------------------------------------------
                                                      2001                  2000                  1999
                                               As restated           As restated           As restated
                                                         $                     $                     $
       Purchased broadcast licenses                217,248               223,642               241,755
       Computer Software                           800,720               798,542               210,448
       Other intangible assets                           -                     -                     -
       Goodwill  (1)                                 2,309                 2,309                     -
                                               -------------------------------------------------------
                                                 1,020,277             1,024,493               452,203
       Less accumulated amortization (1)          (900,196)             (910,216)             (428,825)
                                               -------------------------------------------------------

                                                   120,081               114,277                23,378
                                               =======================================================


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
                                                 =====================================================


(1) Research and development costs related to the Company's technology businesses which were disposed of in December 2001. The costs are included in the caption "losses from discontinued operations". See Note 10.


6.       PROPERTY, PLANT AND EQUIPMENT



                                                                      December 31,
                                                 -----------------------------------------------------
                                                        2001                2000                  1999
                                                 As restated         As restated           As restated
       Property, plant and equipment consists
         of:
                                                           $                     $                     $
       Fixtures, fittings and equipment            1,979,699             2,083,137             1,531,897
       Less accumulated depreciation              (1,355,799)           (1,141,022)             (663,733)
                                                 -------------------------------------------------------

                                                     623,900               942,115               868,164
                                                 -------------------------------------------------------
       Depreciation charge for the period            366,904               289,843               202,666


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
                                                 ====================================================

         The AB Groupe loans were received on the following dates (see Note 19 for a description of a recent restructuring of amounts due AB Groupe):



                 Date loan received                Amount in $
                 ------------------------------------------------------

                 May 1999                            150,000  (1)(3)(6)
                 August 1999                         327,339  (1)(3)(6)
                 December 1999                       500,000  (1)(3)(6)
                                                  ----------
                                                     977,339
                                                  ----------

                 January 2000                        500,000  (1)(3)(6)
                 March 2000                        1,000,000  (1)(3)(6)
                 June 2000                           135,180  (2)(4)(5)
                 August 2000                         270,360  (2)(5)
                 September 2000                      135,180  (2)(5)
                 October 2000                      2,600,000  (1)
                 October 2000                          4,407  (2)(5)
                                                  ----------
                                                   4,645,127
                                                  ----------

                 February 2001                       193,759  (2)(7)
                 March 2001                          450,601  (2)(7)
                 July 2001                         3,948,164  (2)(8)
                 September 2001                       52,877  (2)(9)
                 November 2001                       101,350  (2)(9)
                 December 2001                       530,113  (2)(9)
                                                  ----------
                                                   5,276,865
                                                  ----------

                 Total                            10,899,330
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


(6) In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1.00 per share as scheduled in an agreement dated October 20, 2000. The Company disputed this and believed that an agreement had been reached with AB Groupe to exercise of the 2.6 million warrants at the time the funds were received. As described in Note 19, the dispute was recently settled and these warrants were exercised in September 2002.


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

10.      DISCONTINUED OPERATIONS AND DIVESTMENTS

         Effective December 21, 2001, the Company transferred its 98.33% interest in Unimedia, S.A. to its former former Chairman and Chief Executive Officer. Unimedia's businesses historically constituted the Company's technology activities. The sale was for nominal consideration and a share in the proceeds from any sale of one of Unimedia's subsidiaries, TopCard, S.A., during the two year period following the agreement. The Company also agreed

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES

to forgive payment for $925,040.51 of financing due to the Company from Unimedia at the date of the transfer in return for deferred payments in the event of an improvement in the operating performance of TopCard. As a result of the sale of its technology activities, the Company recorded a charge of $1.3 million which is included in "Losses from discontinued operations" for 2001.


11.      FINANCIAL EXPENSE

         Financial expense is comprise of the followings


                                                                   Years Ended December 31,
                                                       -------------------------------------------------
                                                              2001             2000                 1999
                                                           As restated     As restated      As restated
                                                                 $                $                    $
         Effect of warrants/options and
             convertible loans issued                           33         (100,244)          (2,694,535)
         Interest income                                   111,571          202,543                    -
         Interest expense                               (1,129,860)        (331,177)          (4,137,242)
         Foreign currency exchange loss                 (1,038,481)        (642,629)          (4,764,636)
                                                       -------------------------------------------------

                                                        (2,056,737)        (871,507)         (11,596,413)
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

13.      LITIGATION


         In June 1997, a former managing director of Onyx, Mr. Muller, whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favor of Onyx. The plaintiff appealed against the ruling and claimed (euro)85,900 (US$86,252) in respect of his 1997 salary. In December 2001, the plaintiff increased his claim to a total of
(euro)333,000 ($334,365), which includes his salary for 1998 and 1999, as well as an indemnity regarding his departure. In June 2002, the court ruled in favor of the plaintiff. Onyx has appeal this decision and believes that it has valid defense and/or offsets to this claim. However, there can be no assurance as to the outcome of the matter. In November 2002, Onyx was obliged to freeze (euro) 401,112 ($402,756) pending the outcome of the appeal. The next court proceedings are not expected until April 2003.

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

14.1     WARRANTS

The Company has the following issued and vested warrants to purchase common stock outstanding at December 31, 2001, 2000 and 1999:



Description                     December 31,     Lapsed      Granted       December 31,    Excercised      Granted     December 31,
                                        2001                                       2000                                        1999
                               As restated     As restated  As restated
Warrants for common stock
Exercisable at $40.00 (1)(2)         633,914             -            -         633,914            -             -          633,914
Warrants for common stock
Exercisable at $31.25 (2)             51,119             -            -          51,119            -             -           51,119
Warrants for common stock
Exercisable at $25.00 (2)            129,767             -            -         129,767            -             -          129,767
Warrants for common stock
Exercisable at $1.00               4,437,339    (2,100,000)           -       6,537,339     (650,000)    3,650,000        3,537,339
(3)(4)(5)
Warrants for common stock
Exercisable at $0.60 (6)           1,333,333             -    1,333,333               -            -             -                -
                              -----------------------------------------------------------------------------------------------------

                                   6,585,472    (2,100,000)   1,333,333       7,352,139     (650,000)    3,650,000        4,352,139
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

14.2     OPTIONS


                                                                            Outstanding       Granted /        Outstanding
             Description            Outstanding at   Vested     Lapsed          at             Vested              at
                                      December 31,                          December 31,                       December 31,
                                         2001                                   2000                             1999 (2)
Exercisable at $1.00 (1)                     -          -                           -         600,000                  -

Executive officers options              37,500          -                      37,500               -             37,500
exercisable @ $5.70 of which vested     37,500          -                      37,500           7,500             30,000

Officers options exercisable @          30,000          -                      30,000               -             30,000
$25.00 fully vested

Executive officers options             266,665          -      (133,335)      400,000               -            400,000
exercisable @ $3.50 of the 400,000
options initially granted from which
133,335 lapsed due to
resignations
of which vested                        266,665     26,668                     239,997          79,998            159,998

Non-employee directors options          50,000          -                      50,000               -             50,000
exercisable @ $3.50
fully vested
                                    ---------- ---------- -------------- ------------ --------------- ------------------
Total exercisable                      384,165     26,668      (133,335)      517,500         687,498            517,500
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

         After all of these share issuances, at December 31, 2001 the Company has 33,432,710 shares of common stock outstanding and AB Groupe's and Superstar's stock holding represented 53.24% and 30.75%, respectively. Including warrants and options, the total potential number of shares would be 40,402,347 and the respective holdings would be 59.11% and 31.28%.

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

16.      RESTATEMENT


16.1     Restatement of Previously Filed 2001 Financial Statements

         As described in note 10, the Company sold its interests in Unimedia in December 2001. As a result, Unimedia and its subsidiaries which previously constituted the "technology" segment and which had been reported as part of the continuing operations, are now treated as discontinued operations in accordance with APB 30. The financial statements for 1999 through 2001 have been restated. 106,000 of the Company shares previously included in the 133,058 "shares held by a subsidiary" are now shown as "treasury shares" the balance having been sold with Unimedia. In addition, some clerical errors on Note 14.1 have been corrected.

16.2     Restatement of 1999 Financial Statements


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

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


17.      SEGMENT INFORMATION BY ACTIVITY AND GEOGRAPHIC AREA

         As a result of the disposal of Unimedia activities in late 2001, the Company operates in a single segment ("television broadcasting") and all its operations are located in Germany.

                  CAPITAL MEDIA GROUP LIMITED AND SUBSIDIARIES


18.      QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED)

         Restated results for the quarterly periods in the years ended December 31, 2001 and 2000 are as follows:



                                             First              Second             Third               Fourth
                                            Quarter            Quarter            Quarter              Quarter
          2001

          Operating Revenues                614,992               790,718            847,169             1,078,490

          Total operating expenses       (2,407,349)           (2,051,827)        (2,396,528)           (2,125,948)

          Operating Loss                 (1,792,357)           (1,261,109)        (1,549,359)           (1,047,458)

          Loss from discontinued
          operations                       (267,400)             (989,151)          (579,884)             (147,573)

          Net loss                       (2,256,539)           (2,300,797)        (1,782,116)           (2,909,754)

          Net loss per diluted share
          from continuing operations          (0.06)                (0.04)             (0.04)                (0.09)

          Net loss per diluted share
          from discontinuing operations       (0.01)                (0.03)             (0.02)                   --

                                             First              Second              Third               Fourth
                                            Quarter             Quarter            Quarter             Quarter
          2000

          Operating Revenues                653,605               305,226            383,431               747,502

          Total operating expenses       (3,932,928)           (2,838,260)        (2,601,693)           (4,095,336)

          Operating Loss                 (3,279,323)           (2,533,034)        (2,217,662)           (3,347,834)

          Profit/(loss) from
          discontinued operations          (176,694)             (486,041)            87,064              (713,618)

          Net loss                       (4,230,561)           (3,935,992)        (2,367,145)           (2,561,056)

          Net loss per diluted share          (0.15)                (0.11)             (0.08)                (0.05)
          from continuing operations

          Net loss per diluted share          (0.01)                (0.02)                 -                 (0.02)
          from discontinuing operations


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

21.1                Subsidiaries

99.1                Certifying Statement of the Chief Executive Officer to
                    Section 1350 of Title 18 of the United States Code

99.2 Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code