Form 10-Q
period 2002-03-31
CAPITAL MEDIA GROUP LTD
filed 2002-12-23
CIK 790025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended March 31, 2002

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

In Mediapark 6B 50670 Cologne,
               Germany
----------------------------------------            ____________________________
    (Address of Principal Executive                         (Zip Code)
               Offices)

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

                                 Yes [X] No [_]

                          Part I. Financial Information

                                                                            Page
                                                                            ----
Item 1.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet at March 31, 2002 (unaudited) and December 31, 2001 .....................    3

Unaudited Consolidated Statement of Operations for the three months ended March 31,
2002 and March 31, 2001 ............................................................................    4

Unaudited Consolidated Statement of Changes in Stockholders' equity for the three
months ended March 31, 2002 ........................................................................    5

Unaudited Consolidated Statement of Cash Flows for the three months ended March 31,
2002 and 2001 ......................................................................................    6

Notes to Unaudited Consolidated Financial Statements ............................................... 7-16

UNAUDITED CONSOLIDATED BALANCE
SHEET AT MARCH 31, 2002 AND
DECEMBER 31, 2001

                                                       Note            March 31,         December 31,
                                                                            2002                 2001
                                                                     (unaudited)          As restated
ASSETS                                                                         $                    $
Cash and cash equivalents                                                281,373              177,915
Accounts receivable trade, net of allowances
  for doubtful accounts of $350,279
  (December 31, 2001 - $353,852)                                         494,846              712,036
Prepaid expenses and deposits                                             11,459               14,223
                                                                     -----------        -------------
TOTAL CURRENT ASSETS                                                     787,678              904,174

Intangible assets, net of accumulated amortization       3                47,835              120,081
Property, plant and equipment, net                                       542,207              623,900
                                                                     -----------        -------------
TOTAL ASSETS                                                           1,377,720            1,648,155
                                                                     ===========        =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                                       2,666,531            3,311,634
Accrued expenses                                                       2,089,843              844,708
Related parties loans repayable within one year          4            12,175,018           11,972,303
Bank debt due within one year                                            348,281              256,494
                                                                     -----------        -------------

TOTAL LIABILITIES                                                     17,279,673           16,385,139

Minority Interest in Subsidiaries                                       (229,190)            (187,487)
                                                                     -----------        -------------
                                                                      17,050,483           16,197,652
                                                                     -----------        -------------
Commitments and Contingencies                            5

STOCKHOLDERS' DEFICIT
Common stock - 50,000,000 shares authorized:

$0.001 par value 33,432,710 (December 31, 2001 -         6
  33,432,710) issued and outstanding,                                     33,433               33,433
Additional paid in capital                                            66,449,459           66,449,459
106,000 treasury shares at cost (December 31,
  2001 - 106,000)                                                       (757,381)            (757,381)
                                                                     -----------        -------------

                                                                      65,725,511           65,725,511
Cumulative translation adjustment                                      8,399,524            8,185,830
Accumulated deficit                                                  (89,797,798)         (88,460,838)
                                                                     -----------        -------------

TOTAL STOCKHOLDERS' DEFICIT                                          (15,672,763)         (14,549,497)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            1,377,720            1,648,155
                                                                     ===========        =============

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31, 2002 and 2001

                                                        3 months           3 months
                                                           ended              ended
                                                  March 31, 2002     March 31, 2001
                                        Note         (Unaudited)        (Unaudited)
                                                                        As restated
                                                               $                  $
Operating revenue                                        932,102            614,992

Operating costs

Staff costs                                             (407,626)          (591,785)
Depreciation and amortization                           (155,503)           (78,682)
Other operating expenses                              (1,402,598)        (1,736,882)

                                                    ------------       ------------
                                                      (1,965,727)        (2,407,349)

Operating loss                                        (1,033,625)        (1,792,357)

Other income (expense)                                    30,564             14,165
Financial (expense) income net                          (380,688)          (529,291)

                                                    ------------       ------------
Loss before taxes and minority
  interest                                            (1,383,749)        (2,307,483)

Income tax benefit (expense)                                   -                  -

Minority interest                                         46,789            318,351
                                                    ------------       ------------
Loss from continuing operations                       (1,336,960)        (1,989,132)
Loss from discontinued operations                              -           (267,400)

                                                    ------------       ------------
Net loss                                              (1,336,960)        (2,256,532)
Net loss per share from continuing
  operations basic and diluted                            ($0.04)            ($0.06)

Net loss per share from discontinued
  operations basic and diluted                                 -             ($0.01)

                                                    ============       ============
Weighted average shares - basic                       33,432,710         33,317,980
                                                    ============       ============
Weighted average shares - diluted                     33,432,710         33,317,980
                                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended March 31, 2002

                                                                                    Cumulative
                                                                Additional               other
                    Common stock                  Treasury         paid-in       comprehensive    Accumulated
                          Shares                    shares         Capital     Income (deficit)       deficit            Total

                                     $           $               $                   $              $                $
Balance at
January 1, 2002       33,432,710        33,433    (757,381)     66,449,459           8,185,830    (88,460,838)     (14,549,497)

Shares Issued

Translation
Adjustment                                                                             213,694                         213,694

Net loss                                                                                           (1,336,960)      (1,336,960)
                                                                                                                  ------------
Comprehensive loss                                                                                                  (1,123,266)
                     -----------       -------   ---------     -----------          ----------   ------------     ------------
Balance at
March 31, 2002        33,432,710        33,433    (757,381)     66,449,459           8,399,524    (89,797,798)     (15,672,763)
                     ===========       =======   =========     ===========          ==========   ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF
CASH FLOWS
For the three months ended March 31, 2002, and 2001

                                                                          3 months ended      3 months ended
                                                                               March 31,           March 31,
                                                                                    2002                2001
                                                                                                 As restated
                                                                                       $                   $
Cash flows from operating activities
Net loss                                                                      (1,336,960)         (2,256,532)

Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                151,929              78,682
    Equity in net losses of affiliates and minority interests                    (46,789)           (218,319)
Changes in assets and liabilities :
    (Increase) / Decrease in other assets and inventories                              -              47,389
    (Increase) / Decrease in accounts receivable                                 208,213            (200,585)
    (Decrease) / Increase in accrued expenses and other liabilities              644,011             925,056
    (Decrease) / Increase in net assets from discontinued operations                   -             (34,347)
                                                                           -------------        ------------
Net cash used in operating activities                                           (379,596)         (1,658,656)
                                                                           -------------        ------------
Cash flows from investing activities
(Acquisition) / Disposal of plant and equipment                                   (1,666)             44,453
Acquisition of intangible assets                                                  (6,689)            (17,911)
Disposal of financial assets                                                       8,951                   -
                                                                           -------------        ------------
Net cash provided by investing activities                                            596              26,542
                                                                           -------------        ------------
Cash flows from financing activities
Increase in short term debt                                                      389,586             217,165

Other movements                                                                        -             (55,390)
                                                                           -------------        ------------
Net cash provided by financing activities                                        389,586             161,775
                                                                           -------------        ------------

Effect of exchange rate changes on cash                                            1,086             599,145
                                                                           -------------        ------------
Net (decrease) / increase in cash and cash equivalents                            11,672            (871,194)
Cash and cash equivalents at beginning of period                                 (78,579)             21,110
                                                                           -------------        ------------
Net (debt) / cash and cash equivalents at end of period                          (66,907)           (850,084)
                                                                           =============        ============

Supplemental data :
Interest paid                                                                          0             (64,218)

Income tax paid                                                                        0                   0

The accompanying notes are an integral part of these consolidated financial statements.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the three months ended March 31, 2002

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The condensed balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements, as restated, included in the Annual Report on Form 10-K of Capital Media Group Limited ("Company") for the year ended December 31, 2001 (the "Form 10-K"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K.

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended March 31, 2002 and the year ended December 31, 2001, the Company incurred net losses of $1,336,960 and $9,249,186, respectively.

         At March 31, 2002, the Company had net current liabilities of $16,491,995 and its total liabilities exceeded its total assets by $15,672,763. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company anticipates that any required funding will be made available by its majority stockholder, AB Groupe, although there can be no assurance that the necessary funding will become available.

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

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         For the three months ended March 31, 2002

3.       INTANGIBLE ASSETS

                                                                March 31,       December 31,
                                                                     2002               2001
                                                                        $                  $
       Purchased broadcast licenses                               213,475            217,248
       Computer Software                                          803,887            800,720
       Goodwill                                                     2,309              2,309
                                                             ------------       ------------
                                                                1,019,671          1,020,277
       Less accumulated amortization                             (971,836)          (900,196)
                                                             ------------       ------------
                                                                   47,835            120,081
                                                             ============       ============

 4.      LOANS REPAYABLE WITHIN ONE YEAR

                                                                 March 31,      December 31,
                                                                     2002               2001
                                                                        $                  $
         AB Groupe S.A.                                        10,841,084         10,899,330

         Interest accrued                                       1,333,934          1,072,973
                                                             ------------       ------------
         Related party loans                                   12,175,018         11,972,303
                                                             ============       ============

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2002

AB Groupe loans were received on the following dates :

          Date loan received                            Amount in $
         -----------------------------------------------------------------------
          May 1999                                          150,000  (1)(3)(6)
          August 1999                                       327,339  (1)(3)(6)
          December 1999                                     500,000  (1)(3)(6)
                                                 -------------------
                                                            977,339
                                                 -------------------

          January 2000                                      500,000  (1)(3)(6)
          March 2000                                      1,000,000  (1)(3)(6)
          June 2000                                         133,815  (2)(4)(5)
          August 2000                                       267,631  (2)(5)
          September 2000                                    133,815  (2)(5)
          October 2000                                    2,600,000  (1)
          October 2000                                        4,362  (2)(5)
                                                 -------------------
                                                          4,639,623
                                                 -------------------

          February 2001                                     191,802  (2)(7)
          March 2001                                        446,051  (2)(7)
          July 2001                                       3,908,840  (2)(8)
          September 2001                                     52,344  (2)(9)
          November 2001                                     100,326  (2)(9)
          December 2001                                     524,759  (2)(9)
                                                 -------------------
                                                          5,224,122
                                                 -------------------

          Total                                          10,841,084
                                                 ===================

--------------------------------------------------------------------------------
(1)  Loans were made in U.S. Dollars.
(2) Loans were made in German Marks and Euros and translated to U.S. dollars at the exchange rate on the date of the loan.
(3) Loans bear interest at the rate of 10% per annum. Loans were originally two year loans. Loans are currently due on demand.
(4) Amount was classified as a trade payable at December 31, 2000, but has been reclassified as a loan.
(5)  Loans are due on demand with interest at the rate of 10% per annum.
(6) In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1.00 per share as scheduled in an agreement dated October 20, 2000. The Company disputed this and believed that an agreement had been reached with AB Groupe to exercise of the
     2.6 million warrants at the time the funds were received. As described in
     Note 7, the dispute was recently settled and these warrants were exercised in September 2002.
(7) Loans bear interest at 10% per annum and were originally due on April 30, 2001. Loans are currently due on demand. Loan is convertible through the exercise of a corresponding warrant, at the option of the holder, into shares of Common Stock at a conversion price of $0.60 per share. See Note 6.1.
(8) Loan was due on June 25, 2002 bearing interest at 10% per annum and repayable in cash.
(9) Loans bear interest at the rate of 10% per annum. Loans are due two years from the date of the loan.

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

Unimedia, a company sold in December 2001, has two minority shareholders who have brought numerous legal actions against Unimedia and/or its management. To date, all of these actions have been unsuccessful. The Company is indemnifying Gilles Assouline, its former chairman and chief executive officer, with respect to these claims. In November 2002, the Company was informed by Mr. Assouline that he had signed a settlement agreement with these minority shareholders, in which they renounce the pursuit of legal actions against Mr. Assouline and vice versa. However, Mr. Assouline's co-defendant in this legal action has not settled with these minority shareholders and has asked the court to consider that Mr. Assouline should be liable in part for any successful claim against the co-defendant. As a result, there can be no assurance that Mr. Assouline will not incur further legal expenses related to this action and/or that he would not be liable in part for a successful claim against the co-defendant.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2002

6.   CAPITAL STRUCTURE

6.1  COMMON STOCK PURCHASE WARRANTS

The Company had the following issued and vested warrants to purchase common stock outstanding at March 31, 2002 and December 31, 2001:

Description                           March 31,          Lapsed         Granted         December 31,
                                           2002                                                 2001
Warrants for common stock               633,914                                              633,914
Exercisable at $40.00
Warrants for common stock                51,119                                               51,119
Exercisable at $31.25
Warrants for common stock               129,767                                              129,767
Exercisable at $25.00
Warrants for common stock             3,750,000          (687,339)                         4,437,339
Exercisable at $1.00
Warrants for common stock             1,333,333                                            1,333,333
Exercisable at $0.60

                                 --------------    --------------    --------------    -------------

                                      5,898,133          (687,339)                         6,585,472

For a description of the terms of the outstanding warrants, see Note 14.1 of Notes to Consolidated Financial Statements in the Form 10-K.

6.2  COMMON STOCK PURCHASE OPTIONS

                   Description                         Outstanding at    Lapsed    Granted    Outstanding at
                                                       March 31, 2002              /Vested     December 31,
                                                                                                   2001
    Executive officers options exercisable @ $5.70             37,500                                 37,500
    fully vested

    Officers options exercisable @ $25.00 fully                30,000                                 30,000
    vested

    Executive officers options exercisable @ $3.50            266,665                                266,665
    fully vested

    Non-employee directors options exercisable @               50,000                                 50,000
    $3.50 fully vested
                                                     -------------------------------------------------------
    Total exercisable                                         384,165                                384,165
                                                     =======================================================

For a description of the terms of the outstanding options, see Note 14.2 of Notes to Consolidated Financial Statements in the Form 10-K.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2002

6.3      ISSUANCE OF COMPANY SHARES

         As of March 31, 2002, the Company has 33,432,710 shares of common stock outstanding and AB Groupe's and Superstar's stock holding represented 53.24% and 30.75%, respectively. Including warrants and options, the total potential number of shares would be 39,715,008 and the respective holdings would be 58.36% and 31.28%.

7.       SUBSEQUENT EVENTS

         In September 2002, the Company entered into a global resolution of outstanding issues between itself and AB Groupe, which provides for the following with respect to all currently outstanding loans:

         (1) The 2.6 million warrants (seen note 4-(6)) will be deemed to have been exercised and the loan converted into equity with an issue price of $1.00 per share as of September 2002;

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

         AB Groupe has also agreed to fund up to an additional (Euro)2.0 million to the Company, on the same terms as described above. However,AB Groupe will not be obligated to advance additional funds in the event of a material adverse change in the business, operations or financial condition of Onyx. As of November 30, 2002, CMG had drawn down
         (Euro)1,081,756 of this amount, of which (Euro)401,112 (US$402,756)
         has been frozen pending the outcome of Onyx's appeal of the Muller litigation (see litigation).

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Financial Information included herein should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q. Certain of the data contained herein includes forward looking information and results could differ from that set forth below. This discussion and analysis should be read in conjunction with the information contained in the Form 10-K.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Operating revenues for the three months ended March 31, 2002 were $932,102, an increase of $317,110 (51.6%) compared to operating revenues of $614,992 for the same period in 2001. This increase in revenues is due primarily to revenues generated by Onyx's teleshopping contract with RTL Group, which became effective in the beginning of March 2001, as well as to a significant increase in audio text and talk line revenues.

Operating costs, including staff costs, depreciation and amortization totaled $1,965,727 for the three months ended March 31, 2002 compared to $2,407,349 for the three months period ended March 31, 2001. This decrease is due primarily to decreased selling, general and administrative expenses partially offset by increased programming costs.

Financial expense for the three months ended March 31, 2002 was $380,688 (including an exchange loss of $119,340), compared to $529,291 (including an exchange loss of $500,766) for the same period in 2001.

As a result of all of the above factors, the Company incurred a net loss of $1,336,960 for the three months ended March 31, 2002 compared to $2,256,532 for the same period in 2001. The Company's loss for the first quarter of 2001 included losses of $267,400 from discontinued operations, incurred by the Company's technology activities, which were sold in December 2001.

The net loss per share for the three months ended March 31, 2002 (basic and diluted) for the continuing operations was $0.04, compared to a net loss per share (basic and diluted) for the continuing operations of $0.06 for the three months ended March 31, 2001. Weighted average shares outstanding basic and diluted were 33,432,710 for the three months ended March 31, 2002, compared to 33,317,980 for the corresponding period in 2001.

Financial Condition, Liquidity and Capital Resources

         General

         The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, we have financed our capital requirements through sales of our equity securities and through debt financing. Since inception through March 31, 2002, we have incurred an accumulated deficit of approximately $89.8 million, principally related to the launch and operation of Onyx. At March 31, 2002, we had a negative working capital of $15.7 million.

         The Company will require significant financing over the next twelve months in order to remain a going-concern, the amount of which will depend in part on the revenues generated by the Company. There can be no assurance that the Company will be successful in securing the necessary funds to finance its operations through 2002. Funding is expected to come from AB Groupe, the Company's majority stockholder, although there can be no assurance that AB Groupe will fund the amounts required.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks due to changes in currency exchange rates. Our revenues and net worth are affected by foreign currency exchange rates because its subsidiaries do business in various countries and because each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries' financial results are impacted by the value of the U.S. dollar at a time of the translation. A uniform 10% strengthening as of January 1, 2001 in the value of the dollar would have resulted in reduced revenues of $306,163 for the year ended December 31, 2001. A uniform 10% strengthening as of January 1, 2000 in the value of the dollar would have resulted in reduced revenues of $253,409 for the year ended December 31, 2000. A uniform 10% strengthening as of December 31, 2001 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $124,357. A uniform 10% strengthening as of December 31, 2000 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $48,911. We periodically evaluate the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. We attempt to mitigate its foreign exchange exposures by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses.

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

Unimedia, a company sold in December 2001, has two minority shareholders who have brought numerous legal actions against Unimedia and/or its management. To date, all of these actions have been unsuccessful. The Company is indemnifying Gilles Assouline, its former chairman and chief executive officer, with respect to these claims. In November 2002, the Company was informed by Mr. Assouline that he had signed a settlement agreement with these minority shareholders, in which they renounce the pursuit of legal actions against Mr. Assouline and vice versa. However, Mr. Assouline's co-defendant in this legal action has not settled with these minority shareholders and has asked the court to consider that Mr. Assouline should be liable in part for any successful claim against the co-defendant. As a result, there can be no assurance that Mr. Assouline will not incur further legal expenses related to this action and/or that he would not be liable in part for a successful claim against the co-defendant.

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

(b)      Reports on Form 8-K
         Current Report on Form 8-K filed January 3, 2001

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