Form 10-Q
period 2002-06-30
CAPITAL MEDIA GROUP LTD
filed 2002-12-23
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-21051

CAPITAL MEDIA GROUP LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0453100
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

In Mediapark 6B 50670 Cologne, Germany
(Address of Principal Executive Offices)	(Zip Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 18, 2002 there were 36,032,710 shares of the Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)  Yes  ☒  No  ☐

Part I. Financial Information

UNAUDITED CONSOLIDATED BALANCE
SHEET AT JUNE 30, 2002 AND
DECEMBER 31, 2001

	Note	June 30, 2002	December 31, 2001 As restated
		(unaudited)
		$	$
ASSETS
Cash and cash equivalents		1,141,865	177,915

Accounts receivable trade, net of allowances for doubtful accounts of $400,508 (December 31, 2001 – $353,852)		569,906	712,036
Prepaid expenses and deposits		11,645	14,223

TOTAL CURRENT ASSETS		1,723,416	904,174

Intangible assets, net	3	56,737	120,081
Property, plant and equipment, net		543,235	623,900

TOTAL ASSETS		2,323,388	1,648,155

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable		3,706,836	3,311,634
Accrued expenses		2,301,398	844,708
Related parties loans repayable within one year	4	14,737,719	11,972,303
Bank debt due within one year		157,090	256,494

TOTAL LIABILITIES		20,903,043	16,385,139

Minority Interest in Subsidiaries		(309,601)	(187,487)

		20,593,442	16,197,652

Commitments and Contingencies	5

STOCKHOLDERS’ DEFICIT
Common stock – 50,000,000 shares authorized:
$0.001 par value 33,432,710 (December 31, 2001 – 33,432,710) issued and outstanding,	6	33,433	33,433
Additional paid in capital		66,449,459	66,449,459
106,000 treasury shares at cost (December 31, 2002 – 106,000)		(757,381)	(757,381)

		65,725,511	65,725,511
Cumulative translation adjustment		7,139,464	8,185,830
Accumulated deficit		(91,135,029)	(88,460,838)

TOTAL STOCKHOLDERS’ DEFICIT		(18,270,054)	(14,549,497)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		2,323,388	1,648,155

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months and six months ended June 30, 2002 and 2001

	Note	3 months ended June 30, 2002	3 months ended June 30, 2001	6 months ended June 30, 2002	6 months ended June 30, 2001
		(Unaudited)	As restated (Unaudited)	(Unaudited)	As restated (Unaudited)
		$	$	$	$
Operating revenue		964,963	790,718	1,897,065	1,405,710
Operating costs
Staff costs		(375,004)	(407,079)	(782,630)	(998,864)
Depreciation and amortization		(80,592)	(76,028)	(236,095)	(154,710)
Other operating expenses		(1,388,007)	(1,568,720)	(2,790,606)	(3,305,602)

		(1,843,603)	(2,051,827)	(3,809,331)	(4,459,176)
Operating loss		(878,640)	(1,261,109)	(1,912,266)	(3,053,466)
Other income (expense)		11,031	175,655	41,595	189,820
Financial (expense) income net		(475,491)	(251,097)	(856,177)	(780,388)

Loss before taxes and minority interest		(1,343,100)	(1,336,551)	(2,726,848)	(3,644,034)
Income tax benefit (expense)		—	—	—	—
Minority interest		5,868	24,918	52,657	343,269

Loss from continuing operations		(1,337,232)	(1,311,633)	(2,674,191)	(3,300,765)
Loss from discontinued operations		—	(989,151)	—	(1,256,551)

Net loss		(1,337,232)	(2,300,784)	(2,674,191)	(4,557,316)

Net loss per share from continuing operations basic and diluted		($0.04)	($0.04)	($0.08)	($0.10)

Net loss per share from discontinued operations basic and diluted		—	($0.03)	—	($0.04)

Weighted average shares – basic		33,432,710	33,432,710	33,432,710	33,432,710

Weighted average shares – diluted		33,432,710	33,432,710	33,432,710	33,432,710

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2002

	Common stock		Treasury shares	Additional paid-in Capital	Cumulative other comprehensive Income (deficit)	Accumulated deficit	Total
	Shares
		$	$	$	$	$	$
Balance at January 1, 2002	33,432,710	33,433	(757,381)	66,449,459	8,185,830	(88,460,838)	(14,549,497)
Shares Issued
Translation adjustment					(1,046,366)		(1,046,366)
Net loss						(2,674,191)	(2,674,191)

Comprehensive loss							(3,720,557)

Balance at June 30, 2002	33,432,710	33,433	(757,381)	66,449,459	7,139,464	(91,135,029)	(18,270,054)

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF
CASH FLOWS
For the six months ended June 30, 2002, and 2001

	6 months ended June 30, 2002	6 months ended June 30, 2001
		as restated
	$	$
Cash flows from operating activities
Net loss	(2,674,191)	(4,557,316)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282,750	154,710
Equity in net losses of affiliates and minority interests	(52,657)	(282,274)
Changes in assets and liabilities:
(Increase) / Decrease in accounts receivable and other assets	266,872	102,812
(Decrease) / Increase in accrued expenses and other liabilities	514,135	(28,295)
(Increase) / Decrease in net assets from discontinued operations	—	761,310

Net cash used in operating activities	(1,663,091)	(3,849,053)

Cash flows from investing activities
(Acquisition) / disposal of plant and equipment	(6,856)	93,360
Acquisition of intangible assets	(11,874)	(19,024)
Increase in financial assets	(41,145)	—

Net cash (used) in investing activities	(59,875)	74,336

Cash flows from financing activities
Increase in short term debt	2,688,016	2,032,791

Net cash provided by financing activities	2,688,016	2,032,791

Effect of exchange rate changes on cash	98,305	830,748

Net (decrease) / increase in cash and cash equivalents	1,063,355	(911,178)
Cash and cash equivalents at beginning of period	(78,579)	21,110

Net (debt) / cash and cash equivalents at end of period	984,776	(890,068)

Supplemental data:
Interest paid	0	117,921
Income tax paid	0	0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2002

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The condensed balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements, as restated, included in the Annual Report on Form 10-K of Capital Media Group Limited (“Company”) for the year ended December 31, 2001 (the “Form 10-K”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K.

2.     GOING CONCERN

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2002 and the year ended December 31, 2001, the Company incurred net losses of $ 2,674,191 and $ 9,249,186 respectively.

At June 30, 2002, the Company had net current liabilities of $ 19,179,627 and its total liabilities exceeded its total assets by $ 18,270,054. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The Company anticipates that any required funding will be made available by its majority stockholder, AB Groupe, although there can be no assurance that the necessary funding will become available.

The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 7, the Company’s continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain successful operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2002

3.     INTANGIBLE ASSETS

	June 30, 2002	December 31, 2001
	$	$
Purchased broadcast licenses	230,263	217,248
Computer Software	930,457	800,720
Goodwill	2,309	2,309

	1,163,029	1,020,277
Less accumulated amortization	(1,106,292)	(900,196)

	56,737	120,081

4.     LOANS REPAYABLE WITHIN SIX MONTHS

	June 30, 2002	December 31, 2001
	$	$
AB Groupe S.A.	13,007,673	10,899,330
Interest accrued	1,730,046	1,072,973

Related party loans	14,737,719	11,972,303

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2002

AB Groupe loans were received on the following dates:

Date loan received	Amount in $
May 1999	150,000	(1)(3)(6)
August 1999	327,339	(1)(3)(6)
December 1999	500,000	(1)(3)(6)

	977,339

January 2000	500,000	(1)(3)(6)
March 2000	1,000,000	(1)(3)(6)
June 2000	153,004	(2)(4)(5)
August 2000	306,008	(2)(5)
September 2000	153,004	(2)(5)
October 2000	2,600,000	(1)
October 2000	4,988	(2)(5)

	4,717,004

February 2001	219,306	(2)(7)
March 2001	510,014	(2)(7)
July 2001	4,462,815	(2)(8)
September 2001	59,850	(2)(9)
November 2001	114,713	(2)(9)
December 2001	600,008	(2)(9)

	5,966,705

April 2002	598,500	(2)(9)
June 2002	748,125	(2)(9)

	1,346,625
Total	13,007,673

(1)	Loans were made in U.S. Dollars.
(2)	Loans were made in German Marks and Euros and translated to U.S. dollars at the exchange rate on the date of the loan.
(3)	Loans bear interest at the rate of 10% per annum. Loans were originally two year loans. Loans are currently due on demand.
(4)	Amount was classified as a trade payable at December 31, 2000, but has been reclassified as a loan.
(5)	Loans are due on demand with interest at the rate of 10% per annum.
(6)
In December 2000, AB Groupe notified the Company that it had decided not to exercise the 2.6 million warrants at $1.00 per share as scheduled in an agreement dated October 20, 2000. The Company disputed this and believed that an agreement had been reached with AB Groupe to exercise of the 2.6 million warrants at the time the funds were received. As described in Note 7, the dispute was recently settled and these warrants have been exercised in September 2002

(7)
Loans bear interest at 10% per annum and were originally due on April 30, 2001. Loans are currently due on demand. Loan is convertible through the exercise of a corresponding warrant, at the option of the holder, into shares of Common Stock at a conversion price of $0.60 per share. See Note 6.1.

(8)	Loan was due on June 25, 2002 bearing interest at 10% per annum and repayable in cash.
(9)	Loans bear interest at the rate of 10% per annum. Loans are due two years from the date of the loan.

5.     LITIGATION

In June 1997, a former managing director of Onyx, Mr. Müller, whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favor of Onyx. The plaintiff appealed against the ruling and claimed €85,900 ($86,252) in respect of his 1997 salary. In December 2001, the plaintiff increased his claim to a total of €333,000 ($334,365), which includes his salary for 1998 and 1999, as well as an indemnity regarding his departure. In June 2002, the court ruled in favor of the plaintiff. Onyx has appealed this decision and believes that it has valid defense and/or offsets to this claim. However, there can be no assurance as to the outcome of the matter. In November 2002, Onyx was obliged to freeze €401,112 ($402,756) pending the outcome of the appeal. The next court proceedings are not expected until April 2003.

Unimedia, a company sold in December 2001, has two minority shareholders who have brought numerous legal actions against Unimedia and/or its management. To date, all of these actions have been unsuccessful. The Company is indemnifying Gilles Assouline, its former Chairman and CEO, with respect to these claims. In November 2002, the Company was informed by Mr. Assouline that he had signed a settlement agreement with these minority shareholders, in which they renounce the pursuit of legal actions against Mr. Assouline and vice versa. However, Mr. Assouline’s co-defendant in this legal action has not settled with these minority shareholders and has asked the court to consider that Mr. Assouline should be liable in part for any successful claim against the co-defendant. As a result, there can be no assurance that Mr. Assouline will not incur further legal expenses related to this action and/or that he would not be liable in part for a successful claim against the co-defendant.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2002

6. CAPITAL STRUCTURE

6.1 COMMON STOCK PURCHASE WARRANTS

The Company had the following issued and vested warrants to purchase common stock outstanding at June 30, 2002 and December 31, 2001:

Description	June 30, 2002	Lapsed	Granted	December 31, 2001
Warrants for common stock Exercisable at $40.00	633,914			633,914
Warrants for common stock Exercisable at $31.25	51,119			51,119
Warrants for common stock Exercisable at $25.00	129,767			129,767
Warrants for common stock Exercisable at $1.00	3,750,000	(687,339)		4,437,339
Warrants for common stock Exercisable at $0.60	1,333,333			1,333,333

	5,898,133	(687,339)	—	6,585,472

For a description of the terms of the outstanding warrants, see Note 14.1 of Notes to Consolidated Financial Statements in the Form 10-K.

6.2 COMMON STOCK PURCHASE OPTIONS

Description	Outstanding at June 30, 2002	Lapsed	Granted/ Vested	Outstanding at December 31, 2001
Executive officers options exercisable @ $5.70 fully vested	37,500			37,500
Officers options exercisable @ $25.00 fully vested	30,000			30,000
Executive officers options exercisable @ $3.50 fully vested	266,665			266,665
Non-employee directors options exercisable @ $3.50 fully vested	50,000			50,000

Total exercisable	384,165			384,165

For a description of the terms of the outstanding options, see Note 14.2 of Notes to Consolidated Financial Statements in the Form 10-K.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2002

6.3    ISSUANCE OF COMPANY SHARES

As of June 30, 2002, the Company has 33,432,710 shares of common stock outstanding and AB Groupe’s and Superstar’s stock holding represented 53.24% and 30.75%, respectively. Including warrants and options, the total potential number of shares would be 39,715,008 and the respective holdings would be 58.36% and 31.28%.

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

(3)
As of September 10, 2002, the Company owed AB Groupe an aggregate of €12,218,818 (principal of €10,510,033 plus €1,708,785 in fees due to AB Groupe under the services agreement). All outstanding loans will be consolidated into a single promissory note that will bear interest at the rate of 10% per annum. The principal amount of €10,510,033 and all accrued and unpaid interest will be due and payable in full on the earlier of a sale of our assets, a refinancing of our outstanding debt, or March 31, 2003. Additionally, AB Groupe is currently loaning to us €1,708,785 to pay outstanding fees due to AB Groupe for services rendered through this date. Such amount will be represented by a promissory note on the same terms as the above referenced loan.

AB Groupe has also agreed to fund up to an additional €2.0 million to the Company, on the same terms as described above. However, AB Groupe will not be obligated to advance additional funds in the event of a material adverse change in the business, operations or financial condition of Onyx. As of November 30, 2002, CMG had drawn down €1,081,756 of this amount, of which €401,112 (US402,756$)has been frozen pending the outcome of Onyx’s appeal of the Müller litigation (see litigation).

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

As of November 30, 2002, CMG owed AB Groupe a total of €13,365,928 including €1,774,138 of accumulated interests and excluding outstanding fees for services rendered through this date. This debt is entirely due on March 31, 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2002

ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Financial Information included herein should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K. Certain of the data contained herein includes forward looking information and results could differ from that set forth below. This discussion and analysis should be read in conjunction with the information contained in the Form 10-K.

Results of Operations

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Operating revenues for the six months ended June 30, 2002 were $1,897,065, an increase of $491,355 (+34.95%) compared to operating revenues of $1,405,710 for the same period in 2001. This increase is due primarily to revenues generated by Onyx’s teleshopping contract, which became effective in the beginning of March 2001, as well as a significant increase in audiotext and talk line revenues.

Operating costs, including staff costs, depreciation and amortization totaled $3,809,331 for the six months ended June 30, 2002 compared to $4,459,176 for the first half of 2001. This decrease is due primarily to decreased selling, general and administrative expenses partially offset by increased programming costs.

Financial expense for the six months ended June 30, 2002 was $856,177 (including an exchange loss of $180,756) compared to $780,388 (including an exchange loss of $624,195) for the same period in 2001.

As a result of all of the above factors, the Company incurred a net loss of $2,674,191 for the six months ended June 30, 2002 compared to $4,557,316 for the same period in 2001. The Company’s loss for the first half of 2001 included losses of $1,256,551 from discontinued operations, incurred by the Company’s technology activities, which were sold in December 2001

The net loss per share for the six months ended June 30, 2002 (basic and diluted) for continuing operations was $0.08, compared to a net loss per share (basic and diluted) for continuing operations of $0.10 for the six months ended June 30, 2001. Weighted average shares outstanding basic and diluted were 33,432,710 for the six months ended June 30, 2002 and the corresponding period in 2001.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2002

Financial Condition. Liquidity and Capital Resources

General

The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, we have financed our capital requirements through sales of our equity securities and through debt financing. Since inception through June 30, 2002, we have incurred an accumulated deficit of approximately $ 91.1 million, principally related to the launch and operation of Onyx. At June 30, 2002, we had a negative working capital of $19.2 million.

The Company will require significant financing over the next twelve months in order to remain a going-concern, the amount of which will depend in part on the revenues generated by the Company. There can be no assurance that the Company will be successful in securing the necessary funds to finance its operation through 2002. Funding is expected to come from AB Groupe, the Company’s majority stockholder, although there can be no assurance that AB Groupe will fund the amounts required.

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

In August 2000 and in September 2000, AB Groupe sent €306,775 ($302,874) and €153,388 ($151,454) respectively on behalf of the Company for same to participate in a capital increase in Onyx+.

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

In February 2001, we accepted a funding proposal from AB Groupe to loan the Company $800,000, AB Groupe loaned the Company €731,147 ($644,360) which was required to support the Company’s operations. The loan was due on April 30, 2001. Since the loan was not repaid by that date, the loan is, at AB Groupe’s option, convertible into shares of Common Stock at a conversion price of $0.60 per share.

In June 2001, we entered into a borrowing agreement with AB Groupe for up to €3.5 million ($3.5 million). Under this agreement, we could borrow up to this amount prior to December 31, 2001. The loan bears interest at 10% per annum and was due on June 25, 2002. As of December 31, 2001, we had borrowed €3.5 million ($3.5 million) pursuant to this agreement with AB Groupe.

In November 2001, the Company accepted a funding proposal from AB Groupe to enable meet the immediate financing requirements of the technology activities and conclude an agreement regarding their sale. As a result, the Company borrowed a total of € 776,511 ($684,339). This loan, which bears 10% interest per annum, is due in December 2002.

In March 2002, we accepted a proposal from AB Groupe to provide additional funding under the same terms and conditions as the loans provided to us by AB Groupe in 2001.

As of September 10, 2002, we owed AB Groupe an aggregate of €12,218,818 (principal of €10,510,033 plus €1,708,785 in fees due to AB Groupe under the services agreement). As part of our resolution of outstanding issues with AB Groupe, we have consolidated all outstanding loans into a single promissory note that will bear interest at the rate of 10% per annum. The principal amount of €10,510,033 and all accrued and unpaid interest will be due and payable in full on the earlier of a sale of our assets, a refinancing of our outstanding debt, or March 31, 2003. Additionally, AB Groupe agreed to loan us €1,708,785 to pay outstanding fees due to AB Groupe for services rendered through this date. Such amount is represented by a promissory note on the same terms as the above referenced loan.

In addition, absent the occurrence of a material adverse change in the business, operations or financial condition of Onyx, AB Groupe committed to provide an additional €2.0 million in loans under the same terms and conditions as the loans described above. As of November 30, CMG had borrowed €1,081,756 under this financing arrangement.

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

CMG critical accounting estimates

Uncertainties resulting from the use of estimates are described in note 1 to the consolidated financial statements. It reads as follows:

“The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.”

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

Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including, among other things, those related to estimated losses on disposal of discontinued operations, the realizability of its investment in affiliates and allowances for doubtful accounts receivable. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Adoption of accounting policies

In the past three years, CMG did not adopt new accounting policies having a significant impact on the Group’s financial position or result of operations, except for the adoption, in 2000, of SFAS 123 relating to Accounting for stock-based compensation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2002

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks due to changes in currency exchange rates. Our revenues and net worth are affected by foreign currency exchange rates because its subsidiaries do business in various countries and because each subsidiary owns assets and conducts business in its local currency. Upon consolidation, the subsidiaries’ financial results are impacted by the value of the U.S. dollar at a time of the translation. A uniform 10% strengthening as of January 1, 2001 in the value of the dollar would have resulted in reduced revenues of $306,163 for the year ended December 31, 2001. A uniform 10% strengthening as of January 1, 2000 in the value of the dollar would have resulted in reduced revenues of $253,409 for the year ended December 31, 2000. A uniform 10% strengthening as of December 31, 2001 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $124,357. A uniform 10% strengthening as of December 31, 2000 in the value of the dollar would have resulted in a reduction of our consolidated net worth by $48,911. We periodically evaluate the materiality of foreign exchange risk and the financial instruments available to mitigate this exposure. We attempt to mitigate its foreign exchange exposures by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge foreign currency exposure and as a result will continue to experience foreign currency gains and losses.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

In June 1997, a former managing director of Onyx whose employment was terminated brought suit in Germany for alleged wrongful early termination of his employment. Onyx maintained that the action taken was lawful and in July 1998, the court ruled in favor of Onyx. The plaintiff appealed against the ruling and claimed €85,900 ($86,252) in respect of his 1997 salary. In December 2001, the plaintiff increased his claim to a total of €333,000 ($334,365), which includes his salary for 1998 and 1999, as well as an indemnity regarding his departure. In June 2002, the court ruled in favor of the plaintiff. Onyx has appealed this decision and believes that it has valid defense and/or offsets to this claim. However, there can be no assurance as to the outcome of the matter. In November 2002, Onyx was obliged to freeze €401,112 ($402,756) pending the outcome of the appeal. The next court proceedings are not expected until April 2003.

Unimedia has two minority shareholders who have brought numerous legal actions against Unimedia and/or its management. To date, all of these actions have been unsuccessful. The Company is indemnifying Gilles Assouline, its former Chairman and CEO, with respect to these claims. In November 2002, the Company was informed by Mr. Assouline that he had signed a settlement agreement with these minority shareholders, in which they renounce the pursuit of legal actions against Mr. Assouline and vice versa. However, Mr. Assouline’s co-defendant in this legal action has not settled with these minority shareholders and has asked the court to consider that Mr. Assouline should be liable in part for any successful claim against the co-defendant. As a result, there can be no assurance that Mr. Assouline will not incur further legal expenses related to this action and/or that he would not be liable in part for a successful claim against the co-defendant.

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

CAPITAL MEDIA GROUP LIMITED

By:	/s/ Alain Krzentowski
Alain Krzentowski, President and Chief Executive Officer

By:	/s/ Jean-Francois Klein
Jean-Francois Klein Chief Financial Officer

Certification by the Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a):

I, Alain Krzentowski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Media Group Limited;

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

Date: December 20, 2002	By:	/s/ Jean-Francois Klein
Jean-Francois Klein Chief Financial Officer

Exhibit Index
Exhibit	Exhibit Description
99.1	CEO Certificate
99.2	CFO Certificate