Form 10-Q
period 2002-09-30
CAPITAL MEDIA GROUP LTD
filed 2002-12-23
CIK 790025

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 000-21051

CAPITAL MEDIA GROUP LIMITED
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0453100
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

In Mediapark 6B 50670 Cologne, Germany
(Address of Principal Executive Offices)(Zip Code)

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

Yes ☒     No ☐

Part I. Financial Information

UNAUDITED CONSOLIDATED BALANCE
SHEET AT SEPTEMBER 30, 2002 AND
DECEMBER 31, 2001

	Note	September 30, 2002	December 31, 2001 As restated
		(unaudited)
ASSETS
Cash and cash equivalents		$313,505	$177,915
Accounts receivable trade, net of allowances for doubtful accounts of $400,508 (December 31, 2001 – $353,852)		560,023	712,036
Prepaid expenses and deposits		9,516	14,223

TOTAL CURRENT ASSETS		883,044	904,174
Intangible assets, net	3	47,259	120,081
Property, plant and equipment, net		462,014	623,900

TOTAL ASSETS		1,392,317	1,648,155

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable		3,648,478	3,311,634
Accrued expenses		2,045,956	844,708
Related parties loans repayable within one year	4	12,185,546	11,972,303
Bank debt due within one year		19,029	256,494

TOTAL LIABILITIES		17,899,009	16,385,139
Minority Interest in Subsidiaries		(316,752)	(187,487)

		17,582,757	16,197,652

Commitments and Contingencies	5
STOCKHOLDERS’ DEFICIT
Common stock – 50,000,000 shares authorized:
$0.001 par value 36,032,710 (December 31, 2001 – 33,432,710) issued and outstanding,	6	36,033	33,433
Additional paid in capital		69,046,859	66,449,459
106,000 treasury shares at cost (December 31, 2001 – 106,000)		(757,381)	(757,381)

		68,325,511	65,725,511
Cumulative translation adjustment		7,083,939	8,185,830
Accumulated deficit		(91,599,390)	(88,460,838)

TOTAL STOCKHOLDERS’ DEFICIT		(16,189,940)	(14,549,497)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		1,392,317	1,648,155

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months and nine months ended September 30, 2002 and 2001

	Note	3 months ended September 30, 2002	3 months ended September 30, 2001	9 months ended September 30, 2002	9 months ended September 30, 2001
		(Unaudited)	As restated (Unaudited)	(Unaudited)	As restated (Unaudited)
Operating revenue		$1,153,534	$847,169	$3,050,599	$2,252,879
Operating costs
Staff costs		(442,117)	(452,434)	(1,224,747)	(1,451,298)
Depreciation and amortization		(105,313)	(85,244)	(341,408)	(239,954)
Other operating expenses		(1,546,137)	(1,858,850)	(4,336,743)	(5,164,452)

		(2,093,567)	(2,396,528)	(5,902,898)	(6,855,704)
Operating loss		(940,033)	(1,549,359)	(2,852,299)	(4,602,825)
Other income (expense)		(41,510)	32,605	85	222,425
Financial (expense) income net		498,243	52,113	(357,935)	(728,275)

Loss before taxes and minority interest		(483,300)	(1,464,641)	(3,210,149)	(5,108,675)
Income tax benefit (expense)		—	—	—	—
Minority Interest		18,940	262,419	71,597	605,678

Loss from continuing operations		(464,360)	(1,202,222)	(3,138,552)	(4,502,997)
Loss from discontinued operations		—	(579,884)	—	(1,836,435)

Net loss		(464,360)	(1,782,106)	(3,138,552)	(6,339,432)

Net loss per share from continuing operations basic and diluted		$(0.01)	$(0.04)	$(0.09)	$(0.13)

Net loss per share from discontinued operations basic and diluted		—	$(0.02)	—	$(0.05)

Weighted average shares – basic		34,010,488	33,432,710	33,624,592	33,432,710

Weighted average shares – diluted		34,010,488	33,432,710	33,624,592	33,432,710

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2002

	Common stock Shares		Treasury shares	Cumulative Additional paid-in Capital	Other comprehensive Income (deficit)	Accumulated deficit	Total
Balance at January 1, 2002	33,432,710	$33,433	$(757,381)	$66,449,459	$8,185,830	$(88,460,838)	$(14,549,497)
Shares Issued	2,600,000	2,600		2,597,400			2,600,000
Translation adjustment					(1,101,891)		(1,101,891)
Net loss						(3,138,552)	(3,138,552)

Comprehensive loss							(4,240,443)

Balance at September 30, 2002	36,032,710	$36,033	$(757,381)	$69,046,859	$7,083,939	$(91,599,390)	$(16,189,940)

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2002, and 2001

	9 months ended September 30, 2002	9 months ended September 30, 2001
		as restated
Cash flows from operating activities
Net loss	$(3,138,552)	$(6,339,432)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	383,445	239,954
Equity in net losses of affiliates and minority interests	(71,597)	(469,538)
Changes in assets and liabilities:
(Increase) / Decrease in accounts receivable and other assets	235,701	(4,462)
(Decrease) / Increase in accrued expenses and other liabilities	246,503	67,334
(Increase) / Decrease in net assets from discontinued operations	—	1,116,697

Net cash used in operating activities	(2,344,500)	(5,389,447)

Cash flows from investing activities
(Acquisition) / disposal of plant and equipment	(7,696)	37,253
Acquisition of intangible assets	(12,970)	(29,718)
Increase in financial assets	(36,105)	—

Net cash (used) in investing activities	(56,771)	7,535

Cash flows from financing activities
Increase in short term debt	2,743,500	5,515,565
Conversion of debt in share capital	(2,600,000)	—
Issue of new stock	2,600,000	—

Net cash provided by financing activities	2,743,500	5,515,565

Effect of exchange rate changes on cash	30,826	(69,708)

Net (decrease) / increase in cash and cash equivalents	373,055	63,945
Cash and cash equivalents at beginning of period	(78,579)	21,110

Net (debt) / cash and cash equivalents at end of period	294,476	85,055

Supplemental data:
Interest	0	456,947
Income tax	0	0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2002

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The condensed balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements, as restated, included in the Annual Report on Form 10-K of Capital Media Group Limited (“Company”) for the year ended December 31, 2001 (the “Form 10-K”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K.

2.	GOING CONCERN

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2002 and the year ended December 31, 2001, the Company incurred net losses of $3,138,552 and $9,249,186 respectively.

At September 30, 2002, the Company had net current liabilities of $17,015,965 and its total liabilities exceeded its total assets by $16,189,940. These factors among others raise substantial doubt about the Company’s its ability to continue as a going concern for a reasonable period of time. The Company anticipates that any required funding will be made available by its majority stockholder, AB Groupe, although there can be no assurance that the necessary funding will become available.

The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 4, the Company’s continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain successful operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2002

3.	INTANGIBLE ASSETS

	September 30, 2002	December 31, 2001
Purchased broadcast licenses	$234,948	$217,248
Computer Software	919,729	800,720
Goodwill	2,309	2,309

	1,156,986	1,020,277
Less accumulated amortization	(1,109,727)	(900,196)

	47,259	120,081

4.	LOANS REPAYABLE WITHIN ONE YEAR

	September 30, 2002	December 31, 2001
AB Groupe S.A.	$10,443,504	$10,899,330
Interest accrued	1,742,043	1,072,973

Related party loans	12,185,546	11,972,303

As of September 10, 2002, the Company owed AB Groupe an aggregate of €12,218,818 (principal of €10,510,033 plus €1,708,785 in fees due to AB Groupe under the services agreement). All outstanding loans were consolidated into a single promissory note that will bear interest at the rate of 10% per annum. The principal amount of €10,510,033 and all accrued and unpaid interest will be due and payable in full on the earlier of a sale of our assets, a refinancing of our outstanding debt, or March 31, 2003. Additionally, AB Groupe agreed to loan the Company €1,708,785 to pay outstanding fees due to AB Groupe for services rendered as of August 31, 2002. Such amount is represented by a promissory note on the same terms as the above referenced loan.

AB Groupe also agreed to fund up to an additional €2.0 million to the Company, on the same terms as described above. However, AB Groupe will not be obligated to advance additional funds in the event of a material adverse change in the business, operations or financial condition of Onyx. As of September 30, 2002, CMG had drawn down €81,756 ($80,611) of this amount.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2002

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2002

6.	CAPITAL STRUCTURE

6.1	COMMON STOCK PURCHASE WARRANTS

The Company had the following issued and vested warrants to purchase common stock outstanding at September 30, 2002 and December 31, 2001:

Description	September 30, 2002	Lapsed	Exercised	Granted	December 31, 2001
Warrants for common stock Exercisable at $40.00	633,914	—	—	—	633,914
Warrants for common stock Exercisable at $31.25	51,119	—	—	—	51,119
Warrants for common stock Exercisable at $25.00	129,767	—	—	—	129,767
Warrants for common stock Exercisable at $1.00 (1)	1,150,000	(687,339)	(2,600,000)	—	4,437,339
Warrants for common stock Exercisable at $0.60	1,333,333	—	—	—	1,333,333

	3,298,133	(687,339)	(2,600,000)	—	6,585,472

(1) In September 2002, the Company entered into a global resolution of outstanding issues between itself and AB Groupe. As a result, 2.6 million warrants have been exercised by AB Groupe and the loan converted into equity with an issue price of $1.00 per share as of September 10, 2002.

For a description of the terms of the outstanding warrants, see Note 14.1 of Notes to Consolidated Financial Statements in the Form 10-K.

6.2	COMMON STOCK PURCHASE OPTIONS

Description	Outstanding at September 30, 2002	Lapsed	Granted / Vested	Outstanding at December 31, 2001
Executive officers options exercisable @ $5.70 fully vested	37,500			37,500
Officers options exercisable @ $25.00 fully vested	30,000			30,000
Executive officers options exercisable @ $3.50 fully vested	266,665			266,665
Non-employee directors options exercisable @ $3.50 fully vested	50,000			50,000

Total exercisable	384,165			384,165

For a description of the terms of the outstanding options, see Note 14.2 of Notes to Consolidated Financial Statements in the Form 10-K.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2002

6.3	ISSUANCE OF COMPANY SHARES

As of September 30, 2002, the Company has 36,032,710 shares of common stock outstanding and AB Groupe’s and Superstar’s stock holding represented 56.61% and 28.53%, respectively. Including warrants and options, the total potential number of shares would be 39,715,008 and the respective holdings would be 58.36% and 29.04%.

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

Results of Operations

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Operating revenues for the nine months ended September 30, 2002 were $3,050,599, an increase of $797,720 (+35.41%) compared to operating revenues of $2,252,879 for the same period in 2001. This increase is due primarily to revenues generated by Onyx’s teleshopping contract, which became effective in the beginning of March 2001, as well as a significant increase in audiotext and talk line revenues.

Operating costs, including staff costs, depreciation and amortization totaled $5,902,898 for the nine months ended September 30, 2002 compared to $6,855,704 for the first nine months of 2001. This decrease is due primarily to decreased selling, general and administrative expenses partially offset by increased programming costs.

Financial expense for the nine months ended September 30, 2002 was $357,935 (including an exchange gain of $172,898) compared to $728,275 (including an exchange loss of $401,996) for the same period in 2001.

As a result of all of the above factors, the Company incurred a net loss of $3,138,552 for the nine months ended September 30, 2002 compared to $6,339,432 for the same period in 2001. The Company’s loss for the first nine months of 2001 included losses of $1,836,435 from discontinued operations, incurred by the Company’s technology activities, which were sold in December 2001.

The net loss per share for the nine months ended September 30, 2002 (basic and diluted) for continuing operations was $0.09, compared to a net loss per share (basic and diluted) for continuing operations of $0.13 for the nine months ended September 30, 2001. Weighted average shares outstanding basic and diluted were 33,634,592 for the nine months ended September 30, 2002 compared to 33,432,710 for the corresponding period in 2001.

Financial Condition. Liquidity and Capital Resources

General

The ownership, development and operation of media interests, and particularly the operation of a television station, requires substantial capital investment. To date, we have financed our capital requirements through sales of our equity securities and through debt financing. Since inception through September 30, 2002, we have incurred an accumulated deficit of approximately $91.6 million, principally related to the launch and operation of Onyx. At September 30, 2002, we had a negative working capital of $17 million.

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

In addition, absent the occurrence of a material adverse change in the business, operations or financial condition of Onyx, AB Groupe committed to provide an additional €2.0 million in loans under the same terms and conditions as the loans described above. As of November 30, 2002, CMG had drawn down €1,081,756 of this amount, of which €402,112 ($402,756) has been frozen pending the outcome of Onyx’s appeal of the Müller litigation (see litigation). At such time, CMG owed AB Groupe a total of €13,365,928 including €1,774,138 of accumulated interests and excluding outstanding fees for services rendered through this date. This debt is entirely due on March 31, 2003.

Other matters

As part of its agreement with AB Groupe, the Company also settled an outstanding dispute relating to two invoices, which had been presented to the Company by AB Groupe. The first, relating to a proposed $600,000 charge for broadcast services during the fourth quarter of 2000 was compromised to $420,000. The full amount of the disputed invoice is included in accounts payable at December 31, 2001, and $180,000 of such amount will be reversed at December 31, 2002. The second, relating to services, which AB Groupe allegedly rendered to Onyx+, in the amount of $140,000, was also resolved, and such invoice remains due and payable.

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

ITEM 4.    CONTROLS AND PROCEDURES

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation date.

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ Alain Krzentowski
Alain Krzentowski Chief Executive Officer

CERTIFICATION

I, Jean-Francois Klein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Media Group Limited;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ Jean-Francois Klein
Jean-Francois Klein Chief Financial Officer

Exhibit Index

Exhibit Description

Exhibit Number

99.1	CEO Certificate

99.2	CFO Certificate